Form 10-Q
period 1996-03-31
COACH USA INC
filed 1996-06-21
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO_______________

                         COMMISSION FILE NUMBER 0-28056

                            ------------------------

                                 COACH USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                76-0496471
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
        ONE RIVERWAY, SUITE 600
             HOUSTON, TEXAS                                77056
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

      Registrant's telephone number, including area code:  (713) 888-0104

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]    No [X]

  (Registrant has been subject to such filing requirements since May 10, 1996)

     The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at June 21, 1996 was 11,405,411.

                                COACH USA, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I -- FINANCIAL INFORMATION
     Item I -- Financial Statements

          COACH USA, INC. PRO FORMA
          COMBINED
                Introduction to Unaudited Pro Forma Combined Financial Statements............      3
                Pro Forma Combined Balance Sheet (unaudited).................................      7
                Notes to Pro Forma Combined Balance Sheet (unaudited)........................      8
                Pro Forma Combined Statement of Income (unaudited)...........................      9
                Notes to Pro Forma Combined Statement of Income (unaudited)..................     10

           THE COMBINED FOUNDING COMPANIES
                Combined Balance Sheets......................................................     11
                Combined Statements of Income................................................     12
                Combined Statements of Stockholders' Equity..................................     13
                Combined Statements of Cash Flows............................................     14
                Notes to Combined Financial Statements.......................................     15

           COACH USA, INC.
                Balance Sheet................................................................     29
                Statements of Income.........................................................     30
                Notes to Financial Statements................................................     31

           SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                Combined Balance Sheets......................................................     33
                Combined Statements of Income................................................     34
                Combined Statements of Stockholders' Equity..................................     35
                Combined Statements of Cash Flows............................................     36
                Notes to Combined Financial Statements.......................................     37

           GROSVENOR BUS LINES, INC. AND SUBSIDIARIES (OPERATING AS GRAY
             LINE OF SAN FRANCISCO)
                Consolidated Balance Sheets..................................................     45
                Consolidated Statements of Income............................................     46
                Consolidated Statements of Stockholders' Equity..............................     47
                Consolidated Statements of Cash Flows........................................     48
                Notes to Consolidated Financial Statements...................................     49

           LEISURE TIME TOURS
                Balance Sheets...............................................................     57
                Statements of Income.........................................................     58
                Statements of Stockholders' Equity...........................................     59
                Statements of Cash Flows.....................................................     60
                Notes to Financial Statements................................................     61

                                       1
                                                                                                 PAGE
                                                                                                 ----
           COMMUNITY BUS LINES, INC. AND RELATED COMPANIES

                Combined Balance Sheets......................................................     68
                Combined Statements of Income................................................     69
                Combined Statements of Stockholders' Equity..................................     70
                Combined Statements of Cash Flows............................................     71
                Notes to Combined Financial Statements.......................................     72

           CAPE TRANSIT CORP. (OPERATING AS ADVENTURE TRAILS)
                Balance Sheets...............................................................     79
                Statements of Income.........................................................     80
                Statements of Stockholders' Equity...........................................     81
                Statements of Cash Flows.....................................................     82
                Notes to Financial Statements................................................     83

           ARROW STAGE LINES, INC.
                Balance Sheets...............................................................     90
                Statements of Income.........................................................     91
                Statements of Stockholders' Equity...........................................     92
                Statements of Cash Flows.....................................................     93
                Notes to Financial Statements................................................     94

     Item II -- Management's Discussion and Analysis of Financial Condition and
       Results of Operations.................................................................    101

PART II -- OTHER INFORMATION
     Item 1 -- Legal proceedings.............................................................    114
     Item 6 -- Exhibits and Reports on Form 8-K..............................................    114
     Signature...............................................................................    115

                                COACH USA, INC.
                    PART I, ITEM 1 -- FINANCIAL INFORMATION
                              GENERAL INFORMATION

              SELECTED COMBINED FOUNDING COMPANIES FINANCIAL DATA

     Coach USA, Inc. the "Company" was founded in September 1995 to create a nationwide motorcoach service provider. On May 17, 1996, Coach USA acquired in separate transactions (the ("Mergers") simultaneously with the closing of its initial public offering (the "Offering") six motorcoach businesses (the "Founding Companies"). The historical financial statements of each of the Founding Companies and Coach USA have been combined for all periods presented at historical cost as if these companies had always been members of the same operating group. However, during the periods presented, the Founding Companies were not under common control or management and, as such, their results of operations reflect a variety of tax structures (S Corporations and C Corporations). Therefore, the data presented may not be comparable to or indicative of post-combination results to be achieved by the Company.

     The following selected combined financial data of the Founding Companies as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995 have been derived from the Combined Founding Companies' Financial Statements, which have been audited by Arthur Andersen LLP and appear elsewhere in this filing. The selected combined financial data for the Founding Companies as of December 31, 1991, 1992 and 1993 and March 31, 1995 and 1996, and for the years ended December 31, 1991 and 1992 and for the three months ended March 31, 1995 and 1996, have been derived from unaudited financial statements which have been prepared on the same basis as the audited financial statements and, in the opinion of the Company, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such data.

     The Selected Combined Founding Companies' Financial Data should be read in conjunction with the Combined Founding Companies' Financial Statements, the Pro Forma Combined Financial Statements of the Company, the individual historical financial statements of each of the Founding Companies, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                           THREE MONTHS
                                                                                                              ENDED
                                                          YEAR ENDED DECEMBER 31                           MARCH 31(1)
                                       -------------------------------------------------------------  ----------------------
                                          1991        1992        1993         1994         1995         1995        1996
                                       ----------  ----------  -----------  -----------  -----------  ----------  ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
     Total revenues..................  $   92,653  $   96,928  $   103,072  $   106,754  $   113,489  $   23,015  $   24,221
     Operating expenses..............      76,358      79,578       85,367       88,297       89,669      20,130      21,164
     General and administrative
       expenses(3)...................      11,582      11,894       12,490       12,471       14,213       3,287       5,566
     Operating income (loss).........       4,713       5,456        5,215        5,986        9,607        (402)     (2,509)
     Interest and other expense,
       net...........................       2,014       2,281        2,101        2,068        2,534         680         599
     Income (loss) before income
       taxes.........................       2,699       3,175        3,114        3,918        7,073      (1,082)     (3,108)
     Provision (benefit) for income
       taxes.........................         675        (204)         766          618          929        (388)       (386)
     Net income (loss)...............       2,024       3,379        2,348        3,300        6,144        (694)     (2,722)
PRO FORMA(2):
     Pro forma operating income(3)...       6,071       7,133        7,051        8,044       12,814         107         162
     Pro forma net income
       (loss)(3)(4)..................       2,380       2,847        2,873        3,568        6,049        (340)       (282)
     Pro forma net income (loss) per
       share.........................                                                           0.67        (.04)       (.03)
     Pro forma weighted average
       shares(5).....................                                                          9,084       9,084       9,084
BALANCE SHEET DATA (AT END OF
  PERIOD):
     Working capital (deficit).......  $   (3,616) $   (2,852) $    (1,965) $    (3,399) $    (5,211) $   (5,864) $   (9,030)
     Total assets....................      66,094      68,614       68,456       74,841       79,363      73,718      78,059
     Total debt, including current
       portion.......................      36,851      32,569       30,013       31,883       33,114      32,151      33,630
     Stockholders' equity............      16,434      17,435       18,967       21,641       24,713      20,459      22,911
                                                                                               (FOOTNOTES ON FOLLOWING PAGE)

                                        3

- ------------
  (1) The unaudited combined financial statements for the three months ended March 31, 1995 and 1996 have been prepared by subtracting the results of operations for the two months and three months ended December 31, 1994 and 1995 from the results of operations for the five months and six months ended March 31, 1995 and 1996 for Gray Line SF and Arrow, respectively. Gray Line SF's revenues were $3,579,000 and $3,878,000 and it incurred a net loss of $(295,000) and $(361,000) in the two months ended December 31, 1994 and 1995, respectively. Arrow's revenues were $2,425,000 and $2,211,000 and it had a net income (loss) of $7,000 and $(232,000) for the three months ended December 31, 1994 and 1995, respectively.

  (2) See the Pro Forma Combined Financial Statements of the Company for pro forma financial information relating to 1995 and to March 31, 1996 and the first quarter ended on such date.

  (3) Gives effect to the Compensation Differential. In addition, the three months ended March 31, 1996 gives effect to a $2,076,000 non-recurring, non-cash charge recorded by Coach USA. See Note 11 of Notes to the Combined Founding Companies' Financial Statements and Note 4 to the Coach USA, Inc. Financial Statements.

  (4) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies as S Corporations prior to the consummation of the Mergers and the tax impact of the Compensation Differential in each period. See Note 11 of Notes to Combined Founding Companies' Financial Statements.

  (5) Includes: (i) 2,165,724 shares issued by Coach USA prior to the Offering;
      (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers; (iii) 1,700,714 of the 4,140,000 shares sold in the Offering to pay the cash portion of the consideration for the Founding Companies; and (iv) 118,142 of the 4,140,000 shares sold in the Offering to pay excess S Corporation distributions; but excludes 1,174,717 shares of Common Stock subject to options granted in connection with the Offering at an exercise price equal to $14.00 per share, the initial public offering price.

               SELECTED INDIVIDUAL FOUNDING COMPANY FINANCIAL DATA

     The following table presents selected financial data for each of the individual Founding Companies for the three most recent years as well as the most recent interim period and comparative period of the prior year, as applicable.

                                                                        PERIODS ENDED MARCH
                                          YEAR ENDED DECEMBER 31(1)            31(2)
                                       -------------------------------  --------------------
                                         1993       1994       1995       1995       1996
                                       ---------  ---------  ---------  ---------  ---------
                                                                             (UNAUDITED)
                                                      (AMOUNTS IN THOUSANDS)
SUBURBAN:
     Revenues........................  $  32,274  $  30,427  $  29,752  $   6,357  $   6,383
     Operating expenses..............     28,903     27,526     25,322      5,838      6,195
     Gross profit....................      3,371      2,901      4,430        519        188
     General and administrative
       expenses......................      2,417      2,283      2,563        697        678
     Interest and other expense,
       net...........................        175        147        213         49         94
     Net income (loss)...............        520        343      1,231       (169)      (448)
     Pro forma net income
       (loss)(3).....................        795        658      1,512        (50)      (284)
GRAY LINE SF:
     Revenues........................     22,122     24,487     29,235      8,861      9,778
     Operating expenses..............     16,590     18,990     22,627      7,780      8,548
     Gross profit....................      5,532      5,497      6,608      1,081      1,230
     General and administrative
       expenses......................      4,129      3,794      4,722      1,936      2,196
     Interest and other expense,
       net...........................        228        323        430        220        165
     Net income (loss)...............        672        924      1,074       (646)      (680)
     Pro forma net income
       (loss)(3).....................        735        867      1,085       (550)      (507)
LEISURE:
     Revenues........................     17,534     17,694     18,992      3,784      4,368
     Operating expenses..............     15,497     14,139     14,577      3,318      3,616
     Gross profit....................      2,037      3,555      4,415        466        752
     General and administrative
       expenses......................      2,128      1,934      1,895        452        485
     Interest and other expense,
       net...........................        313        184        132         (3)        21
     Net income (loss)...............       (372)     1,298      2,163         15        223
     Pro forma net income
       (loss)(3).....................       (127)       963      1,577         54        194
COMMUNITY:
     Revenues........................     13,179     14,106     13,807      2,840      2,851
     Operating expenses..............     11,057     12,228     11,680      2,559      2,582
     Gross profit....................      2,122      1,878      2,127        281        269
     General and administrative
       expenses......................      1,760      1,999      2,193        428        424
     Interest and other expense,
       net...........................        258        239        173         75        (34)
     Net income (loss)...............        103       (262)       (62)      (133)       (73)
     Pro forma net income
       (loss)(3).....................        538        415        718        (37)        23
ADVENTURE:
     Revenues........................      8,494     10,001     11,053      2,342      2,269
     Operating expenses..............      6,665      8,457      8,241      1,996      1,971
     Gross profit....................      1,829      1,544      2,812        346        298
     General and administrative
       expenses......................        840        968      1,089        228        250
     Interest and other expense,
       net...........................        626        641        928        223        183
     Net income (loss)...............        328        (58)       719        (95)      (122)
     Pro forma net income
       (loss)(3).....................        255         12        537        (40)       (57)
ARROW:
     Revenues........................      9,469     10,039     10,650      4,835      4,661
     Operating expenses..............      6,655      6,957      7,222      3,783      3,668
     Gross profit....................      2,814      3,082      3,428      1,052        993
     General and administrative
       expenses......................      1,216      1,493      1,751        646        697
     Interest and other expense,
       net...........................        501        534        658        360        435
     Net income (loss)...............      1,097      1,055      1,019         46       (139)
     Pro forma net income
       (loss)(3).....................        677        653        620         35        (73)

- ------------
  (1) Amounts for Gray Line SF are reported for fiscal years ended October 31, and amounts for Arrow are reported for fiscal years ended September 30.

  (2) Amounts for Gray Line SF are reported for the five months ended March 31, 1995 and 1996, respectively, and amounts for Arrow are reported for the six months ended March 31, 1995 and 1996, respectively.

  (3) Gives effect to the Compensation Differential, certain tax adjustments related to the taxation of certain Founding Companies as S Corporations prior to the consummation of the Mergers and the tax impact of the Compensation Differential in each period. See Note 11 of Notes to Combined Founding Companies' Financial Statements.

                                COACH USA, INC.
       INTRODUCTION TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

     These pro forma combined financial statements should be read in conjunction with other information contained elsewhere in this filing under the headings "Selected Combined Founding Companies' Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," the historical financial statements of the Combined Founding Companies, Coach USA, Inc. (Coach USA or the Company) financial statements and the individual Founding Company financial statements. See "Index to Financial Statements."

     The following unaudited pro forma combined financial statements of Coach USA present the Founding Companies with Coach USA and give effect to the following pro forma adjustments: (i) the liability for the cash consideration to be paid to the stockholders of the Founding Companies and the transfer of selected assets and assumption of selected liabilities of certain stockholders of certain of the Founding Companies; (ii) the issuance of 5,099,687 shares of Coach USA Common Stock to the Founding Companies' stockholders in connection with the Mergers; (iii) the additional cash to be borrowed from a bank; (iv) adjustment to record the deferred income tax liability attributable to the temporary differences between financial reporting and income tax basis of assets and liabilities currently held in S Corporations; (v) the adjustment to compensation expense for the difference between the historical compensation paid to the stockholders and the employment contract compensation (Compensation Differential); and (vi) the incremental provision for income taxes for S Corporations and the Compensation Differential, as if the transactions were consummated as of March 31, 1996 for the balance sheet data and as of January 1, 1995 for the income statement data. In addition, the as adjusted unaudited pro forma combined financial statements of Coach USA include post merger adjustments: (i) for the sale of 4,140,000 shares of Common Stock; (ii) the application of the estimated proceeds; and (iii) the elimination of the deferred offering costs. No pro forma statement of income adjustment is necessary to give effect to the elimination of the assets dividended to the Founding Companies' stockholders, as the related rent and interest expense were negotiated such that the increase in cost offset the reduction in depreciation expense, and therefore had substantially no effect on net income.

     Coach USA, through its wholly-owned subsidiaries acquired, simultaneously with the closing of the Offering, Suburban, Gray Line SF, Leisure, Community, Adventure and Arrow. The Mergers have been accounted for in accordance with generally accepted accounting principles as a combination of the Founding Companies at historical cost, because the Founding Companies' stockholders transferred assets to Coach USA in exchange for Common Stock simultaneously with Coach USA's initial public offering, the nature of future operations of the Company will be substantially identical to the combined operations of the Founding Companies, the shareholders of each of the Founding Companies may be considered promoters, and no former stockholder group of any of the Founding Companies obtained a majority of the outstanding voting shares of the Company. Accordingly, historical financial statements of the Founding Companies have been combined throughout all relevant periods as if the Founding Companies had always been members of the same operating group. However, since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

     The Company has preliminarily analyzed the savings that it expects to be realized by consolidating certain general and administrative functions, including reductions in professional fees, insurance and benefit plan expenses. In addition, the Company anticipates that it will realize significant benefits from: (i) the reduction in interest payments related to the prepayment of outstanding Founding Company debt; (ii) its ability to borrow at lower interest rates than the Founding Companies; (iii) the interest earned on the net proceeds of the Offering remaining after payment of the expenses of the Offering and the cash portion of the consideration for the Founding Companies; and (iv) other general and administrative areas. The Company has not and cannot, at this time, quantify these savings. It is anticipated that these savings will be partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new management. However, these costs, like the savings that they offset, cannot be quantified accurately. Accordingly, neither the anticipated savings nor the anticipated costs have been included in the pro forma financial information of Coach USA.

     The pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been if such transaction in fact had occurred on those dates or to project the Company's financial position or results of operations for any future period.

                                 COACH USA, INC.
                  PRO FORMA COMBINED BALANCE SHEET (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       MARCH 31, 1996
                                        -----------------------------------------------------------------------------
                                                   COMBINED                                     POST
                                         COACH     FOUNDING      PRO FORMA                     MERGER           AS
                                          USA      COMPANIES    ADJUSTMENTS     PRO FORMA    ADJUSTMENTS     ADJUSTED
                                        -------    ---------    -----------     ---------    -----------     --------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......   $     1     $ 2,796      $  (3,010)(a)  $    787      $  49,803 (i)  $  4,422
                                                                     1,000 (h)                  (22,358)(j)
                                                                                                (23,810)(k)
     Accounts receivable, less
       allowance.....................     --          4,447                        4,447                        4,447
     Notes receivable from
       stockholders..................     --            638                          638                          638
     Inventories.....................     --          2,492                        2,492                        2,492
     Investments.....................     --          2,750         (1,474)(a)     1,276                        1,276
     Prepaid expenses and other
       current assets................     --          3,569           (612)(b)     2,957                        2,957
                                        -------    ---------    -----------     ---------    -----------     --------
          Total current assets.......         1      16,692         (4,096)       12,597          3,635        16,232
PROPERTY AND EQUIPMENT, net..........         9      60,538         (3,564)(c)    56,983                       56,983
OTHER ASSETS.........................     2,732         829                        3,561         (2,732)(j)       829
                                        -------    ---------    -----------     ---------    -----------     --------
          Total assets...............   $ 2,742     $78,059      $  (7,660)     $ 73,141      $     903      $ 74,044
                                        =======    =========    ===========     =========    ===========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Current maturities of long-term
       obligations...................   $ --        $ 8,171      $    (149)(c)  $  8,022      $  (8,022)(j)  $  --
     Accounts payable and accrued
       liabilities...................     --         17,136                       17,136                       17,136
     Amounts due to stockholders.....     2,741         415                        3,156         (3,156)(j)     --
     Pro forma distribution to
       Founding Companies'
       stockholders..................     --          --            23,810 (d)    23,810        (23,810)(k)     --
                                        -------    ---------    -----------     ---------    -----------     --------
          Total current
            liabilities..............     2,741      25,722         23,661        52,124        (34,988)       17,136
                                        -------    ---------    -----------     ---------    -----------     --------
LONG-TERM OBLIGATIONS, net of current
  maturities.........................     --         25,459           (511)(c)    25,948        (13,912)(j)    12,036
                                                                     1,000 (h)
DEFERRED INCOME TAXES................     --          3,967          1,905 (e)     5,872                        5,872
                                        -------    ---------    -----------     ---------    -----------     --------
          Total liabilities..........     2,741      55,148         26,055        83,944        (48,900)       35,044
                                        -------    ---------    -----------     ---------    -----------     --------
COMMITMENTS AND CONTINGENCIES........
STOCKHOLDERS' EQUITY:
     Common stock....................        22       6,696         (6,696)(f)        73             41 (i)       114
                                                                        51 (g)
     Additional paid-in capital......     2,055         102         (4,484)(a)       802         49,762 (i)    40,962
                                                                      (612)(b)                     (424)(m)
                                                                    (2,904)(c)                   (9,178)(l)
                                                                     6,696 (f)
                                                                       (51)(g)
     Retained earnings...............    (2,076)     16,537        (23,810)(d)   (11,254)         9,178 (l)    (2,076)
                                                                    (1,905)(e)
     Treasury stock..................     --           (424)                        (424)           424 (m)      --
                                        -------    ---------    -----------     ---------    -----------     --------
          Total stockholders'
            equity...................         1      22,911        (33,715)      (10,803 )       49,803        39,000
                                        -------    ---------    -----------     ---------    -----------     --------
          Total liabilities and
            stockholders' equity.....   $ 2,742     $78,059      $  (7,660)     $ 73,141      $     903      $ 74,044
                                        =======    =========    ===========     =========    ===========     ========

              The accompanying notes are an integral part of these
                    pro forma combined financial statements.

                                 COACH USA, INC.
              NOTES TO PRO FORMA COMBINED BALANCE SHEET (UNAUDITED)

     (a) Records distribution of certain Founding Companies' S Corporation Accumulated Adjustment Accounts.

     (b) Records the distribution of Community's and Arrow's cash surrender value of life insurance policies in the amounts of $479,000 and $133,000, respectively, to certain stockholders of the Founding Companies.

     (c) Records the Founding Companies' dividend of certain automobiles, facilities and equipment and the related obligations to certain stockholders of the Founding Companies.

     (d) Records the liability for the cash consideration to be paid to the stockholders of the Founding Companies in connection with the Mergers.

     (e) Records the deferred income tax liability attributable to the temporary differences between financial reporting and income tax basis of assets and liabilities currently held in S Corporations.

     (f) Records the elimination of the Founding Companies' common stock as additional paid-in capital.

     (g) Records the issuance of (i) 5,099,687 shares to the stockholders of the Founding Companies in connection with the Mergers.

     (h)   Records the additional cash to be borrowed from a bank.

     (i) Records the proceeds from the issuance of 4,140,000 shares of Coach USA Common Stock, net of estimated offering costs (based on the offering price of $14 per share). Offering costs primarily consist of underwriting discounts and commissions, accounting fees, legal fees, and printing expenses.

     (j) Records the elimination of deferred offering costs and the repayment of certain debt obligations with proceeds from the Offering.

     (k) Records the cash portion due to the Founding Companies in connection with the Mergers.

     (l) Records the elimination of the retained earnings of the Founding Companies.

     (m)  Records the elimination of the treasury stock of the Founding
          Companies.

                                 COACH USA, INC.
               PRO FORMA COMBINED STATEMENT OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31, 1995
                                         ------------------------------------------------------
                                                       COMBINED
                                                       FOUNDING       PRO FORMA
                                         COACH USA     COMPANIES     ADJUSTMENTS      PRO FORMA
                                         ---------     ---------     -----------      ---------
REVENUES.............................    $  --         $113,489       $               $ 113,489
OPERATING EXPENSES...................       --           89,669                          89,669
                                         ---------     ---------     -----------      ---------
          Gross profit...............       --           23,820                          23,820
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       --           14,213          (3,207)(a)      11,006
                                         ---------     ---------     -----------      ---------
          Operating income...........       --            9,607           3,207          12,814
OTHER (INCOME) EXPENSE:
     Interest expense................       --            3,210                           3,210
     Interest income.................       --             (332)                           (332)
     Other, net......................       --             (344)                           (344)
                                         ---------     ---------     -----------      ---------
INCOME BEFORE INCOME TAXES...........       --            7,073           3,207          10,280
PROVISION FOR INCOME TAXES...........       --              929           3,302 (c)       4,231
                                         ---------     ---------     -----------      ---------
NET INCOME...........................    $  --         $  6,144       $     (95)      $   6,049
                                         =========     =========     ===========      =========
PRO FORMA NET EARNINGS PER COMMON
  SHARE..............................                                                 $    0.67
                                                                                      =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING........................                                                     9,084(d)
                                                                                      =========


                                                   THREE MONTHS ENDED MARCH 31, 1996
                                         ------------------------------------------------------
                                                       COMBINED
                                                       FOUNDING       PRO FORMA
                                         COACH USA     COMPANIES     ADJUSTMENTS      PRO FORMA
                                         ---------     ---------     -----------      ---------

REVENUES.............................    $  --         $ 24,221       $               $  24,221
OPERATING EXPENSES...................       --           21,164                          21,164
                                         ---------     ---------     -----------      ---------
          Gross profit...............       --            3,057                           3,057
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       2,076         3,490            (595)(a)       2,895
                                                                         (2,076)(b)
                                         ---------     ---------     -----------      ---------
          Operating income...........      (2,076)         (433)          2,671             162
OTHER (INCOME) EXPENSE:
     Interest expense................       --              786                             786
     Interest income.................       --              (67)                            (67)
     Other, net......................       --             (120)                           (120)
                                         ---------     ---------     -----------      ---------
INCOME (LOSS) BEFORE INCOME TAXES....      (2,076)       (1,032)          2,671            (437)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................       --             (386)            231(c)         (155)
                                         ---------     ---------     -----------      ---------
NET INCOME (LOSS)....................    $ (2,076)     $   (646)      $   2,440       $    (282)
                                         =========     =========     ===========      =========
PRO FORMA NET EARNINGS PER COMMON
  SHARE..............................                                                 $    (.03)
                                                                                      =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING........................                                                     9,084(d)
                                                                                      =========

              The accompanying notes are an integral part of these
                    pro forma combined financial statements.

                                 COACH USA, INC.
           NOTES TO PRO FORMA COMBINED STATEMENT OF INCOME (UNAUDITED)

     (a) Adjusts compensation to the level the owners of the Founding Companies have agreed to receive subsequent to the Merger.

     (b) Adjusts for a non-recurring, non-cash charge of $2,076,000 recorded by Coach USA.

     (c) Records the incremental provision for federal and state income taxes relating to the Compensation Differential, income taxes on S Corporation income and income taxes on the income from personal assets of a stockholder.

     (d) Includes: (i) 2,165,724 shares issued by Coach USA prior to the Offering; (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers; (iii) 1,700,714 of the 4,140,000 shares issued in connection with the Offering to pay the cash portion of the consideration for the Founding Companies; and (iv) 118,142 of the 4,140,000 shares issued in connection with the Offering to pay excess Subchapter S distributions but excludes 1,174,717 shares of Common Stock subject to options granted in connection with the Offering at an exercise price equal to the initial public offering price.

                         THE COMBINED FOUNDING COMPANIES
                             COMBINED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                            DECEMBER 31
                                       ----------------------      MARCH 31
                                          1994        1995           1996
                                       ----------  ----------    ------------

                                                                 (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $    5,254  $    4,092      $  2,796
     Accounts receivable, less
        allowance of $320, $301 and
        $301.........................       5,216       5,243         4,447
     Notes receivable from
        stockholders.................         880         881           638
     Inventories.....................       2,288       2,434         2,492
     Investments, including
        restricted of $1,696 and
        $2,004 and $2,004............       2,811       3,598         2,750
     Prepaid expenses and other
        current assets...............       4,264       4,140         3,569
                                       ----------  ----------    ------------
           Total current assets......      20,713      20,388        16,692

PROPERTY AND EQUIPMENT, net..........      52,893      58,089        60,538

OTHER ASSETS.........................       1,235         886           829
                                       ----------  ----------    ------------
           Total assets..............  $   74,841  $   79,363      $ 78,059
                                       ==========  ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $    6,685  $    8,001      $  8,171
     Accounts payable and accrued
        liabilities..................      16,724      17,112        17,136
     Notes payable to stockholders...         703         486           415
                                       ----------  ----------    ------------
           Total current
             liabilities.............      24,112      25,599        25,722
                                       ----------  ----------    ------------

LONG-TERM OBLIGATIONS, net of current
  maturities.........................      25,198      25,113        25,459
DEFERRED INCOME TAXES................       3,890       3,938         3,967
                                       ----------  ----------    ------------
           Total liabilities.........      53,200      54,650        55,148
                                       ----------  ----------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock....................       6,696       6,696         6,696
     Additional paid-in capital......         102         102           102
     Retained earnings...............      15,267      18,339        16,537
     Treasury stock, at cost.........        (424)       (424)         (424)
                                       ----------  ----------    ------------
           Total stockholders'
             equity..................      21,641      24,713        22,911
                                       ----------  ----------    ------------
           Total liabilities and
             stockholders' equity....  $   74,841  $   79,363      $ 78,059
                                       ==========  ==========    ============

    The accompanying notes are an integral part of these combined financial statements.

                         THE COMBINED FOUNDING COMPANIES
                          COMBINED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                              YEAR ENDED DECEMBER 31                 MARCH 31
                                       -------------------------------------  ----------------------
                                          1993         1994         1995         1995        1996
                                       -----------  -----------  -----------  ----------  ----------
                                                                                   (UNAUDITED)
REVENUES.............................  $   103,072  $   106,754  $   113,489  $   23,015  $   24,221
OPERATING EXPENSES...................       85,367       88,297       89,669      20,130      21,164
                                       -----------  -----------  -----------  ----------  ----------
           Gross profit..............       17,705       18,457       23,820       2,885       3,057
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       12,490       12,471       14,213       3,287       3,490
                                       -----------  -----------  -----------  ----------  ----------
           Operating income (loss)...        5,215        5,986        9,607        (402)       (433)
OTHER (INCOME) EXPENSE:
     Interest expense................        2,641        2,724        3,210         798         786
     Interest income.................         (227)        (206)        (332)        (40)        (67)
     Other, net......................         (313)        (450)        (344)        (78)       (120)
                                       -----------  -----------  -----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES....        3,114        3,918        7,073      (1,082)     (1,032)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................          766          618          929        (388)       (386)
                                       -----------  -----------  -----------  ----------  ----------
NET INCOME (LOSS)....................  $     2,348  $     3,300  $     6,144  $     (694) $     (646)
                                       ===========  ===========  ===========  ==========  ==========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $     2,348  $     3,300  $     6,144  $     (694) $     (646)
     Pro forma compensation
        differential.................        1,836        2,058        3,207         509         595
     Less: Pro forma provision for
        income taxes.................        1,311        1,790        3,302         155         231
                                       -----------  -----------  -----------  ----------  ----------
PRO FORMA NET INCOME (LOSS)..........  $     2,873  $     3,568  $     6,049  $     (340) $     (282)
                                       ===========  ===========  ===========  ==========  ==========

     The accompanying notes are an integral part of these combined financial statements.

                         THE COMBINED FOUNDING COMPANIES
                   COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  ADDITIONAL                                TOTAL
                                        COMMON     PAID-IN      TREASURY    RETAINED    STOCKHOLDERS'
                                        STOCK      CAPITAL       STOCK      EARNINGS       EQUITY
                                        ------    ----------    --------    --------    -------------
BALANCE AT DECEMBER 31, 1992.........   $6,696      $  102       $ (424)    $ 11,061       $17,435
     Dividends paid..................    --          --           --            (816)         (816)
     Net income......................    --          --           --           2,348         2,348
                                        ------    ----------    --------    --------    -------------
BALANCE AT DECEMBER 31, 1993.........   6,696          102         (424)      12,593        18,967
     Dividends paid..................    --          --           --            (626)         (626)
     Net income......................    --          --           --           3,300         3,300
                                        ------    ----------    --------    --------    -------------
BALANCE AT DECEMBER 31, 1994.........   6,696          102         (424)      15,267        21,641
     Dividends paid..................    --          --           --          (3,072)       (3,072)
     Net income......................    --          --           --           6,144         6,144
                                        ------    ----------    --------    --------    -------------
BALANCE AT DECEMBER 31, 1995.........   6,696          102         (424)      18,339        24,713
     Dividends paid during conforming
        period (unaudited)...........    --          --           --            (129)         (129)
     Net loss during conforming
        period (unaudited)...........    --          --           --            (593)         (593)
     Dividends paid (unaudited)......    --          --           --            (434)         (434)
     Net loss (unaudited)............    --          --           --            (646)         (646)
                                        ------    ----------    --------    --------    -------------
BALANCE AT MARCH 31, 1996
  (unaudited)........................   $6,696      $  102       $ (424)    $ 16,537       $22,911
                                        ======    ==========    ========    ========    =============

     The accompanying notes are an integral part of these combined financial statements.

                         THE COMBINED FOUNDING COMPANIES
                        COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                THREE MONTHS
                                             YEAR ENDED DECEMBER 31            ENDED MARCH 31
                                       ----------------------------------  ----------------------
                                          1993        1994        1995        1995        1996
                                       ----------  ----------  ----------  ----------  ----------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $    2,348  $    3,300  $    6,144  $     (694) $     (646)
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities --
        Depreciation.................       4,640       4,772       4,992       1,151       1,341
        Gain on sale of assets.......         (89)       (430)       (134)         --         (77)
        Gain on sale of
           investments...............         (33)        (17)       (153)        (49)        (18)
        Deferred tax provision.......         502         169         512        (429)       (370)
        Changes in operating assets
           and liabilities --
           Accounts receivable,
             net.....................        (423)     (1,270)        (27)         65        (597)
           Inventories...............        (354)        (23)       (146)         24         (93)
           Investments...............        (124)        (16)       (326)       (229)        849
           Prepaid expenses and other
             current assets..........      (1,288)         27         (19)        791         991
           Accounts payable and
             accrued liabilities.....       1,261       2,381         185         668         766
           Other.....................         191          54          13         201          79
                                       ----------  ----------  ----------  ----------  ----------
                Net cash provided by
                   operating
                   activities........       6,631       8,947      11,041       1,499       2,225
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
        equipment....................      (3,419)     (6,817)    (13,404)     (2,772)     (3,851)
     Proceeds from sales of property
        and equipment................         353       2,243       3,350         125         383
     Purchases of
        investments -- restricted....          --        (271)       (308)         --          --
     Proceeds from sales of
        investments -- restricted....          --          69          --          --          --
                                       ----------  ----------  ----------  ----------  ----------
                Net cash used in
                   investing
                   activities........      (3,066)     (4,776)    (10,362)     (2,647)     (3,468)
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..................      (8,302)     (9,080)    (12,046)     (3,917)     (2,124)
     Proceeds from issuance of
        long-term obligations........       4,487       7,456      13,277       5,092       2,974
     Dividends paid..................        (816)       (626)     (3,072)       (200)       (434)
                                       ----------  ----------  ----------  ----------  ----------
                Net cash provided by
                   (used in)
                   financing
                   activities........      (4,631)     (2,250)     (1,841)        975         416
                                       ----------  ----------  ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH......      (1,066)      1,921      (1,162)       (173)       (827)
CASH AND CASH EQUIVALENTS, beginning
  of year............................       4,399       3,333       5,254       4,963       3,623
                                       ----------  ----------  ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $    3,333  $    5,254  $    4,092  $    4,790  $    2,796
                                       ==========  ==========  ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $    2,546  $    2,815  $    2,855  $      762  $      798
     Cash paid for income taxes......         330         316         563           8          37

     The accompanying notes are an integral part of these combined financial statements.

                        THE COMBINED FOUNDING COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     In September 1995, Coach USA, Inc. (Coach USA) was founded to create a national company providing motorcoach transportation services, including charter and tour services.

     Concurrent with the initial public offering of its common stock (the Offering), wholly-owned subsidiaries of Coach USA merged with the following six companies (each, a Founding Company and collectively, the Founding Companies):
Suburban Transit Corp. and related companies (Suburban), Grosvenor Bus Lines, Inc. and subsidiaries, operating as Gray Line of San Francisco (Gray Line SF), Leisure Time Tours (Leisure), Community Bus Lines, Inc. and related companies (Community), Cape Transit Corp., operating as Adventure Trails (Adventure), and Arrow Stage Lines, Inc. (Arrow). The mergers have been effected by Coach USA through issuance of its common stock and cash. Each of the Founding Companies is a motorcoach company, which provides a wide range of commuter, transit, recreation and excursion transportation services.

     The financial statements for Arrow and Gray Line SF are as of September 30 and October 31, respectively. For purposes of presentation in these combined financial statements, the financial statements of these two companies have been combined with the December 31 financial statements of the other Founding Companies.

     The Founding Companies have a working capital deficit as of December 31, 1995. The Founding Companies may continue to experience working capital deficits as they pursue their business strategy of growth and expanding services. The Founding Companies have historically funded their operations with cash flows from operations and debt from lenders and stockholders. While there can be no assurances, management believes that the Founding Companies have adequate financing alternatives to fund the operations of the Founding Companies through the first quarter of 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     Simultaneously with the closing of the Offering, Coach USA merged with the Founding Companies (the Mergers). The accompanying combined financial statements and related notes represent the combined financial position, results of operations and cash flows of the Founding Companies excluding Coach USA without giving effect to the Mergers and the Offering. The assets and liabilities of the Founding Companies are reflected at their historical amounts. The Founding Companies were not under common control or management during any of the periods presented.

  INTERIM FINANCIAL INFORMATION

     The unaudited combined financial statements for the three months ended March 31, 1995 and 1996 have been prepared by subtracting the results of operations and cash flows for the two months and three months ended December 31, 1994 and 1995 from the results of operations and cash flows for the five months and six months ended March 31, 1995 and 1996 for Gray Line SF and Arrow, respectively. Gray Line SF's revenues were $3,579,000 and $3,878,000 and it incurred a net loss of $(295,000) and $(361,000) in the two months ended December 31, 1994 and 1995. Arrow's revenues were $2,425,000 and $2,211,000 and it incurred a net income (loss) of $7,000 and $(232,000) for the three months ended December 31, 1994 and 1995.

     The interim combined financial statements as of March 31, 1996, and for the three months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures,

normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the combined interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Founding Companies consider all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     The Founding Companies have adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At December 31, 1994 and 1995, marketable debt securities and marketable equity securities have been categorized as trading securities, are stated at fair value and are classified in the balance sheets as current assets. The realized gains and losses on the sale of investments classified as trading securities are determined using the specific identification method. Unrealized losses on trading securities totaling $39,000, $21,600 and $1,000 are included in net income for the years ended December 31, 1993, 1994 and 1995, respectively.

     Included in investments at December 31, 1994 and 1995, are certificates of deposit and cash deposits of $1,696,000 and $2,004,000, respectively, which are restricted as to withdrawal related to accrued insurance claims payable, current maturities on long-term obligations and collateral on letters of credit.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  CONCENTRATION OF CREDIT RISK

     The Founding Companies provide their services primarily in the Northeast and Southwest regions of the United States and the San Francisco, California, area. The operations in the Northeast region contributed 69%, 68% and 65% of the Founding Companies' revenues during 1993, 1994 and 1995, respectively. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

  REVENUE RECOGNITION

     Revenues are recognized from recreation, excursion, commuter and transit services when such services are rendered. Costs associated with the revenues are incurred and recorded as services are rendered.

  INCOME TAXES

     For the Founding Companies that are C Corporations for income tax purposes, income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred income taxes under the liability method.

     Certain of the Founding Companies are S Corporations for income tax purposes and, accordingly, any income tax liabilities are the responsibility of the respective stockholders. The historical combined net income of the Founding Companies includes no provision for federal income taxes of the S Corporations.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Founding Companies do not expect the adoption of SFAS 121 to have a material effect, if any, on the combined financial statements. The Founding Companies will adopt SFAS 121 in 1996.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:


                                         ESTIMATED          DECEMBER 31
                                        USEFUL LIVES   ----------------------
                                          (YEARS)         1994        1995
                                        ------------   ----------  ----------

                                                           (IN THOUSANDS)
Transportation equipment.............     5-12         $   72,357  $   76,686
Other................................     3-31             11,079      11,406
                                                       ----------  ----------
                                                           83,436      88,092
Less -- Accumulated depreciation.....                     (30,543)    (30,003)
                                                       ----------  ----------
                                                       $   52,893  $   58,089
                                                       ==========  ==========

     Included in transportation equipment at December 31, 1994 and 1995, are approximately $14,358,000 and $14,231,000, respectively, of assets held under capital leases.

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:


                                             DECEMBER 31
                                        ----------------------
                                           1994        1995
                                        ----------  ----------
                                           (IN THOUSANDS)
Suburban --
  Notes payable to a bank, interest
     at the bank's floating base rate
     (8.5% at December 31, 1995), due
     in monthly installments of
     $52,900, maturing at various
     dates through June 2002; secured
     by transportation equipment.....  $    1,911  $    3,739
  Notes payable to a bank, interest
     at prime (8.5% at December 31,
     1995) plus 0.5%, due in monthly
     installments of $34,700,
     maturing at various dates
     through January 1999; secured by
     transportation equipment........       1,576       1,157
  Note payable to a bank, interest at
     certificate of deposit rate
     (3.0% at December 31, 1995) plus
     1%, due in monthly installments
     of $10,400 plus interest,
     maturing December 1996; secured
     by a certificate of deposit.....         240         115
  Other..............................         131          56
Gray Line SF --
  Note payable to a financial
     institution, interest at prime
     (8.8% at October 31, 1995) plus
     2%, due in monthly installments
     of $30,000, maturing December
     1999; secured by transportation
     equipment and personal
     guarantees of the
     stockholders....................  $       --  $    1,431
  Notes payable to various third
     parties, interest ranging from
     prime plus 1.8%, to 13%, due in
     monthly installments of $45,707,
     maturing at various dates
     through July 1999; secured by
     transportation equipment and
     personal guarantees of the
     stockholders....................       2,301       1,147
  Obligations under capital leases of
     certain transportation
     equipment, implicit interest
     rates ranging from 6% to 10%,
     due in monthly installments of
     $36,763, maturing at various
     dates through 1998..............       1,058         790
  Note payable to a bank, interest at
     prime plus 1.8%, maturing April
     1996; secured by transportation
     equipment and personal
     guarantees of the
     stockholders....................          --         300
  Notes payable to an affiliate,
     interest at prime plus 1%,
     interest payable monthly,
     principal due October 2000......       1,552         300
  Other..............................         733         671

Leisure --
  Notes payable to a bank, interest
     ranging from 8.0% to 8.4%, due
     in monthly installments of
     $133,000, maturing December 1997
     through September 2002; secured
     by transportation equipment,
     inventories, accounts receivable
     and personal guarantee of a
     stockholder.....................       3,178       4,251
  Other..............................         120          82

                                             DECEMBER 31
                                        ----------------------
                                           1994        1995
                                        ----------  ----------
                                            (IN THOUSANDS)

Community --
  Notes payable to financial
     institutions, interest ranging
     from LIBOR (5.4% at December 31,
     1995) plus 1%, to 10.5%, due in
     monthly installments of $31,320,
     maturing March 1996 through May
     2001; secured by certain
     transportation equipment and
     personal guarantees of the
     stockholders....................         375       1,100
  Notes payable to banks, interest
     ranging from 7.3% to 9%, due in
     monthly installments of $17,250
     plus interest, maturing March
     1996 through April 2000; secured
     by certain transportation
     equipment.......................         626         480
  Other..............................          98         108
Adventure --
  Notes payable to financial
     institutions, interest ranging
     from prime (8.5% at December 31,
     1995) plus 1.5%, to 11.5%, due
     in monthly installments of
     $47,600, maturing at various
     dates through November 2004;
     secured by certain
     transportation equipment and the
     personal guarantees of the
     stockholders....................  $    3,257  $    2,758
  Obligations under capital leases of
     certain transportation
     equipment, implicit interest
     rates ranging from 7.7% to
     13.5%, due in monthly
     installments of $82,400,
     maturing at various dates
     through 2000....................       2,986       2,708
  Note payable to a bank, interest at
     prime plus 1.5%, due in monthly
     installments of $3,333 plus
     interest, maturing December
     1998; secured by the assets of
     Adventure and personal
     guarantees of the
     stockholders....................         400         360
  Note payable to an individual,
     interest at 7.5%, due in monthly
     installments of $6,224, maturing
     February 2000; secured by
     certain transportation equipment
     and the personal guarantees and
     partial assignment of life
     insurance policies of the
     stockholders....................         319         267
  Other..............................         339         290

                                             DECEMBER 31
                                        ----------------------
                                           1994        1995
                                        ----------  ----------
                                            (IN THOUSANDS)
Arrow --
  Obligations under capital leases of
     certain transportation
     equipment, implicit interest
     rates ranging from 6.1% to 9.7%,
     due in monthly installments of
     $93,809, maturing at various
     dates through 2002..............  $    6,379  $    5,157
  Notes payable to banks, interest
     ranging from 7.1% to 8.8%, due
     in monthly installments of
     $84,408 including interest,
     maturing at various dates
     through July 2002; secured by
     certain transportation
     equipment.......................       1,832       4,029
  Note payable to a bank, interest at
     7.5% until May 1998, at which
     time interest accrues at 3.2%
     above the Federal Reserve Bank
     rate on treasury notes, due in
     monthly installments of $13,849
     including interest; secured by
     certain transportation
     equipment.......................         870         767
  Note payable to a bank, interest at
     8.8%, due in monthly
     installments of $7,267 including
     interest, through May 1999;
     secured by real property........         568         530
  Note payable to a leasing
     corporation, interest at 8.2%,
     due in monthly installments of
     $11,756 including interest,
     through March 2000; secured by
     certain transportation
     equipment.......................         626         521
  Notes payable to banks, paid in
     1995............................         408          --
                                       ----------  ----------
                                           31,883      33,114
Less -- Current maturities...........      (6,685)     (8,001)
                                       ----------  ----------
                                       $   25,198  $   25,113
                                       ==========  ==========

     Certain obligations of the Founding Companies contain warranties and covenants. At December 31, 1995, two of the Founding Companies were not in compliance with certain of these warranties and covenants relating to obligations totaling $10,226,000. These Founding Companies requested and received waivers from the lenders indicating that the scheduled repayment terms would not be revised as a result of these covenant violations through January 1, 1997.

     At December 31, 1995, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows:


                                         LONG-TERM      CAPITAL LEASE
                                        OBLIGATIONS      OBLIGATIONS
                                        ------------    -------------
                                               (IN THOUSANDS)
Year ending December 31 --
     1996............................     $  5,978         $ 2,737
     1997............................        5,222           3,023
     1998............................        4,276           1,775
     1999............................        3,353             950
     2000............................        2,590           1,151
     Thereafter......................        3,040             862
                                        ------------    -------------
                                          $ 24,459          10,498
                                        ============
     Less -- Amounts representing
        interest.....................                       (1,843)
                                                        -------------
                                                           $ 8,655
                                                        =============

     Management of each of the Founding Companies estimates that the fair value of combined debt obligations approximates the historical value of $24,459,000 at December 31, 1995.

  NOTES PAYABLE TO STOCKHOLDERS

     Gray Line SF --

          Gray Line SF had borrowings from a stockholder totaling $256,000 at October 31, 1994. The borrowings were unsecured, noninterest-bearing and payable upon demand.

     Community --

          Community had borrowings from a stockholder totaling $132,000 and $171,000 at December 31, 1994 and 1995, respectively. The borrowings are unsecured, bear interest at 10.5%, and are payable in monthly installments of approximately $12,000.

     Adventure --

          Adventure had borrowings from stockholders totaling $315,000 at December 31, 1994 and 1995. The borrowings are unsecured, noninterest-bearing and payable upon demand.

5.  INCOME TAXES:

     The Founding Companies have implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. Certain of the Founding Companies are S Corporations for income tax purposes and are not subject to taxation for federal purposes. These companies' S Corporation status has terminated with the effective date of the Mergers.

     The provisions for taxes on income consist of the following:


                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $     104  $     136  $     119
     State...........................        160        313        298
                                       ---------  ---------  ---------
                                             264        449        417
Deferred --
     Federal.........................        385        254        291
     State...........................        117        (85)       221
                                       ---------  ---------  ---------
                                             502        169        512
                                       ---------  ---------  ---------
                                       $     766  $     618  $     929
                                       =========  =========  =========

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation and accrued insurance claims payable. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows:


                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $    3,991  $    4,068
     Other...........................         144         163
                                       ----------  ----------
           Total deferred income tax
             liabilities.............       4,135       4,231
                                       ----------  ----------
Deferred income tax assets --
     Accrued expenses................      (1,354)     (1,334)
     General business credits........        (910)       (904)
     Net operating losses............        (672)       (338)
     Other...........................        (206)       (144)
                                       ----------  ----------
           Gross deferred income tax
             assets..................      (3,142)     (2,720)
           Less valuation
             allowance...............         910         904
                                       ----------  ----------
           Net deferred income tax
             assets..................      (2,232)     (1,816)
                                       ----------  ----------
                                       $    1,903  $    2,415
                                       ==========  ==========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:


                                            YEAR ENDED DECEMBER 31
                                       --------------------------------
                                         1993       1994        1995
                                       ---------  ---------  ----------
                                                (IN THOUSANDS)

Tax at statutory rate................  $   1,090  $   1,371  $    2,476
     Add (deduct) --
           State income taxes........        181        195         452
           Effect of S Corporation
             income..................       (538)      (829)     (1,869)
           Other, net................         33       (119)       (130)
                                       ---------  ---------  ----------
                                       $     766  $     618  $      929
                                       =========  =========  ==========

     For financial reporting purposes, the Founding Companies have net operating loss and general business credit carryforwards, which have been partially offset by a valuation allowance. These tax attributes expire at various periods from 1996 through 2004.

6.  COMMITMENTS AND CONTINGENCIES:

  SERVICE CONTRACTS

     Suburban --

          Suburban provides shuttle and charter operations for a university. The contract is renewable by mutual agreement of the parties every three years. The existing contract, if not renewed, expires in June 1996. Revenues from the shuttle and charter operations totaled approximately $3,000,000, $3,400,000 and $3,500,000 for the years ended December 31, 1993, 1994 and
     1995, respectively.

     Gray Line SF --

          Gray Line SF has entered into three long-term service contracts with governmental entities to provide transit and commuter service throughout northern California. The contracts expire at various dates through June 1998. Under the terms of the contracts, Gray Line SF has recognized revenues of $8,735,000, $10,085,000 and $12,325,000 for the years ended
     October 31, 1993, 1994 and 1995, respectively.

  LEASES

     The Founding Companies lease various facilities and equipment under noncancelable leases. Rental expense for the years ended December 31, 1993, 1994 and 1995, was $2,007,000, $2,381,000 and $2,364,000, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):


Year ending December 31-
     1996............................  $    1,289
     1997............................       1,203
     1998............................       1,176
     1999............................       1,214
     2000............................       1,212
     Thereafter......................      16,904
                                       ----------
                                       $   22,998
                                       ==========

  PURCHASE COMMITMENTS

     The Founding Companies have entered into commitments to purchase 50 motorcoaches during 1996 for approximately $14,900,000. The Founding Companies have already secured financing or have received proposals from various financial institutions related to these purchases.

  CLAIMS AND LAWSUITS

     The Founding Companies are subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with their operations. The Founding Companies maintain various insurance coverages in order to minimize financial risk associated with the claims. The Founding Companies have provided for certain of these actions in the accompanying financial statements. In the opinion of management of the Founding Companies, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Founding Companies' combined financial position or results of operations.

     Suburban is the plaintiff in a lawsuit against a bus company, Academy Express, Inc., formerly known as Inner Circle Qonexions, Inc. ("Inner Circle") and the Township of East Brunswick, New Jersey. Suburban has challenged the award to Inner Circle of a contract for access to certain bus terminals in that Township and the Township's right to restrict access to those terminals. Suburban has had access to the terminals under a contract with the Township and has retained its access to the terminals and continues to carry passengers between the terminals and New York City while this litigation is pending. In its complaint, Suburban has alleged that it will lose significant revenues if denied access to the terminals, although Suburban acknowledges that access to the terminals should be open to all motorcoach operators with the proper authority. The suit was filed in United States District Court for the District of New Jersey in 1994 and proceedings in the case are continuing. Although the court initially ruled against Suburban on its request for injunctive relief, the court ordered an evidentiary hearing to explore certain factual issues. The evidentiary hearing took place in late May and early June 1996. The court is currently deciding whether to vacate its prior denial of injunctive relief. Based upon consultation with legal counsel, Suburban's management is unable to form an opinion as to the ultimate outcome of this matter. If Suburban does not prevail, management is uncertain whether it will be able to recoup a significant portion of its lost revenues.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Founding Companies have commercial motorcoach liability insurance policies that provide coverage by the respective insurance company subject to deductibles ranging from $10,000 to $100,000. As such, any claim below the deductible amount per incident would be the financial obligation of the Founding Companies.

     The accrued insurance claims payable represents management's estimate of the Founding Companies' potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through December 31, 1995. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     Certain of the Founding Companies maintain various 401(k) plans which allow eligible employees to defer a portion of their income through contributions to the plans. Under provisions of certain of the plans, several of the Founding Companies match a percentage of the employee contributions, up to a maximum as specified in the individual plan. Contributions by the Founding Companies to the various plans were $170,000, $166,000 and $167,000 in 1993, 1994 and 1995, respectively.

  COLLECTIVE BARGAINING AGREEMENTS

     The Founding Companies are parties to various collective bargaining agreements with certain of their employees. These agreements require the Founding Companies to pay specified wages and provide certain benefits to its union employees. These agreements expire at various periods from 1996 through 1999.

  LETTERS OF CREDIT

     Certain of the Founding Companies are contingently liable for letters of credit totaling $2,065,000 issued in connection with long-term service contracts and insurance policies. These letters of credit require commitment fees ranging from one to two percent paid on an annual basis and are secured by certificates of deposit and guarantees by the stockholders.

  RELATED-PARTY TRANSACTIONS

     Suburban --

          Suburban leases certain operating facilities from a stockholder. The term of the leases is through 2030 and provides for a 10% escalation in rent expense every five years. Suburban is responsible for all real estate taxes, insurance and maintenance.

     Leisure --

          During 1994 and 1995, Leisure had transactions with related parties consisting primarily of services for purchased transportation and motorcoach maintenance. During 1994, total revenues and expenses were approximately $24,000 and $23,000, respectively. During 1995, total revenues and expenses were approximately $213,000 and $217,000, respectively. At December 31, 1994 and 1995, the net amount due to affiliated companies was $27,000 and $30,000, respectively, which is included in trade accounts payable.

     Community --

          Community leases facilities from affiliated companies. Rent expense for the years ended December 31, 1993, 1994 and 1995 was $97,000, $233,000 and $300,000, respectively.

  ENVIRONMENTAL CONCERNS

     Certain groundwater contamination has occurred at Leisure's facility in Mahwah, New Jersey as a result of leakage from an underground storage tank. As a result of discussions with the State of New Jersey Department of Environmental Protection (the Department), in December 1989, Leisure submitted a Ground Water Quality Assessment Program (GWQAP) work plan to the Department which outlined a two-phase approach for the site assessment. Phase I and Phase II reports were submitted to the Department in August 1990 and November 1990, respectively. In August 1991, a Phase III report was submitted to the Department, which detailed Leisure's final stage of the assessment program. In July 1992, Leisure entered into a memorandum of agreement with the Department as an alternative to the GWQAP under which Leisure will sample and monitor the groundwater contamination under the Department's oversight. A sampling and monitoring schedule was submitted to the Department in September 1992 and was approved by the state of New Jersey in November 1994. Leisure has undertaken several remedial measures to improve groundwater quality at its facility. The most recent groundwater sampling reports indicate that sampling has been performed in accordance with the Department's Field Sampling Manual and that the remedial measures taken by Leisure have made an improvement in groundwater quality at the site. Leisure believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position or results of operations. In addition, at Leisure's facility in Mahwah, it has discharged bus wash and toilet waste into the groundwater. The Department has indicated that if Leisure continues to discharge this bus wash and toilet waste into the groundwater, the Department would require Leisure to connect to the public sanitary sewer system. Leisure ceased discharging bus wash and bus toilet waste to groundwater. Currently, Leisure periodically hauls this waste off site for disposal. After consulting with an environmental engineer, Leisure accrued approximately $220,000 which is included in accounts payable and accrued liabilities at December 31, 1994 and 1995 for the anticipated cost of connecting to the sewer system.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:


                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Prepaid insurance....................  $   1,184  $   1,319
Deferred tax asset -- current........      1,549      1,406
Cash surrender value of life
  insurance..........................        533        612
Other................................        998        803
                                       ---------  ---------
                                       $   4,264  $   4,140
                                       =========  =========

  NOTES RECEIVABLE FROM STOCKHOLDERS

     Suburban and Gray Line SF had receivables from certain stockholders totaling $880,000 and $881,000 at December 31, 1994 and 1995, respectively. The loans are unsecured, noninterest-bearing and payable on demand.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:


                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Trade accounts payable...............  $    4,837  $    3,697
Accrued compensation and benefits....       2,418       2,747
Accrued insurance claims payable.....       6,224       7,084
Other................................       3,245       3,584
                                       ----------  ----------
                                       $   16,724  $   17,112
                                       ==========  ==========

9.  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

     The activity in the allowance for doubtful accounts is as follows:

                                        BALANCE AT    CHARGED TO                   BALANCE
                                        BEGINNING     COSTS AND                   AT END OF
                                        OF PERIOD      EXPENSES     WRITE-OFFS     PERIOD
                                        ----------    ----------    ----------    ---------
                                                          (IN THOUSANDS)
Year ended December 31, 1993.........     $  316        $  144        $ (136)       $ 324
                                        ==========    ==========    ==========    =========
Year ended December 31, 1994.........     $  324        $  215        $ (219)       $ 320
                                        ==========    ==========    ==========    =========
Year ended December 31, 1995.........     $  320        $  118        $ (137)       $ 301
                                        ==========    ==========    ==========    =========

10.  STOCKHOLDERS' EQUITY:

     The common stock authorized, issued and outstanding of the Founding Companies consists of the following:


                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Suburban --
  Common stock, no par, 13,250 shares
     authorized,
     549 shares issued...............  $      73  $      73
Gray Line SF --
  Common stock, no par, 6,000,000
     shares authorized, 4,358,879
     shares issued...................      6,529      6,529
Leisure --
  Common stock, $100 par, 100 shares
     authorized,
     16 2/3 shares issued............          2          2
Community --
  Common stock, no par, 7,500 shares
     authorized,
     3,600 shares issued.............         75         75
Adventure --
  Common stock, no par, 2,500 shares
     authorized,
     300 shares issued...............         16         16
Arrow --
  Common stock, $100 par, 990 shares
     authorized,
     10 shares issued................          1          1
                                       ---------  ---------
                                       $   6,696  $   6,696
                                       =========  =========

     Treasury stock represents shares of Community common stock acquired from a related party and are carried at cost.

11.  PRO FORMA NET INCOME (UNAUDITED):

     The Founding Companies have been managed throughout the periods presented as independent closely-held companies. Therefore, general and administrative expenses for the periods presented reflect compensation and related benefits that owners received from their respective businesses during these periods. Pro forma information has been presented for the purpose of reflecting net income as if the Mergers had occurred January 1, 1993. Certain stockholders have agreed to reductions in salaries and benefits in connection with the Mergers and will enter into five-year employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and two-year covenants not to compete following termination of such person's employment.

     The unaudited pro forma data present compensation at the level the stockholders of the Founding Companies have agreed to receive from the respective Founding Company subsequent to the Mergers. In addition, the pro forma data present the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and for the impact of the compensation differential discussed above.

12. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In March 1996, Coach USA, through separate wholly-owned subsidiaries, entered into definitive agreements to acquire the individual Founding Companies. See "Risk Factors" included elsewhere herein.

     In connection with the Mergers, the Founding Companies have dividended certain assets to their stockholders, consisting of land and buildings, cash surrender value of life insurance policies and automobiles, with a total carrying value of approximately $4,180,000. In addition, the Founding Companies made distributions of cash and investments of approximately $4,484,000 prior to the Mergers, which represented the S Corporation Accumulated Adjustment Accounts of certain of the Founding Companies. Had these transactions been recorded at March 31, 1996, the effect on the accompanying balance sheet would be a decrease in assets of approximately $8,664,000, liabilities of $660,000 and stockholders' equity of $8,004,000.

     Concurrent with the Mergers, certain of the Founding Companies entered into agreements with their stockholders to lease land and buildings used in the operations of the Founding Companies for negotiated amounts and terms.

                                COACH USA, INC.
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        DECEMBER 31     MARCH 31
                                           1995           1996
                                        -----------    -----------
                                                       (UNAUDITED)
               ASSETS


CASH AND CASH EQUIVALENTS............      $   1         $     1
DEFERRED OFFERING COSTS..............        188           2,732
PROPERTY AND EQUIPMENT, net..........          9               9
                                        -----------    -----------
           Total assets..............      $ 198         $ 2,742
                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCRUED LIABILITIES AND AMOUNTS DUE
  TO A STOCKHOLDER...................      $ 197         $ 2,741
                                        -----------    -----------
           Total liabilities.........        197           2,741
                                        -----------    -----------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par,
        30,000,000 shares authorized,
        1,473,724 and 2,165,724
        shares issued................         15              22
     Additional paid-in capital......        (14)          2,055
     Retained earnings (deficit).....         --          (2,076)
                                        -----------    -----------
           Total stockholders'
             equity..................          1               1
                                        -----------    -----------
           Total liabilities and
             stockholders' equity....      $ 198         $ 2,742
                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                COACH USA, INC.
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                         THREE MONTHS ENDED
                                              MARCH 31
                                       ----------------------
                                          1995        1996
                                       ----------  ----------
                                            (UNAUDITED)
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................  $   --      $    2,076
                                       ----------  ----------
           Operating loss............      --          (2,076)
                                       ----------  ----------
LOSS BEFORE INCOME TAXES.............      --          (2,076)
                                       ----------  ----------
NET LOSS.............................  $   --      $   (2,076)
                                       ==========  ==========
PRO FORMA DATA (Unaudited):
     Historical net loss.............  $   --      $   (2,076)
     Pro forma non-recurring
        charge.......................      --           2,076
                                       ----------  ----------
PRO FORMA NET INCOME.................  $   --      $   --
                                       ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                COACH USA, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Coach USA, Inc. (Coach USA or the Company) was founded in September 1995, to create a nationwide motorcoach service provider. Coach USA acquired local and regional motorcoach companies, completed an initial public offering (IPO) of its common stock and, subsequent to the IPO, intends to continue to acquire, through merger or purchase, similar companies to expand their national and regional operations.

     Coach USA's primary assets at December 31, 1995, are cash and deferred offering costs. Coach USA has not conducted any operations and all activities to date have related to the acquisitions and the IPO. Cash of $1,000 was generated from the initial capitalization of the Company (See Note 2). All other expenditures to date have been funded by a stockholder on behalf of the Company. Accordingly, statements of operations, changes in stockholders' equity and cash flows would not provide meaningful information and have been omitted. There is no assurance that Coach USA will be able to generate future operating revenues. Funding for the deferred offering costs was provided by a stockholder.

2.  STOCKHOLDER'S EQUITY:

     In connection with the organization and initial capitalization of Coach USA, the Company issued 147.3724 shares of common stock for $1,000. See Note 4.

3.  INTERIM FINANCIAL INFORMATION

     The interim financial statements as of March 31, 1996, and for the three months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position and results of operations with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

4.  SUBSEQUENT EVENTS:

     In March 1996, Coach USA declared a stock dividend of 9,999 shares of common stock for each share of common stock then outstanding. In addition, Coach USA increased the number of authorized shares of common stock to 30,000,000 shares and authorized 500,000 shares of $.01 par value preferred stock. The effects of the common stock dividend and the increase in the number of common shares authorized have been retroactively reflected on the balance sheet and in the accompanying notes. In addition, subsequent to December 31, 1995, the Company issued 692,000 (which reflects the common stock dividend) shares of common stock to various members of management at par. The sale of such shares resulted in a non-recurring non-cash charge of $2,076,000, representing the difference between the amounts paid for the shares and the estimated fair value of the shares on the date of sale as if the Founding Companies were combined.

     Coach USA and separate wholly-owned subsidiaries signed definitive agreements to acquire by merger six companies (Founding Companies) effective with the IPO. The companies acquired were Suburban Transit Corp. and related companies, Grosvenor Bus Lines, Inc. and subsidiaries, (operating as Gray Line of San Francisco), Leisure Time Tours, Community Bus Lines, Inc. and related companies, Cape Transit Corp. (operating as Adventure Trails), and Arrow Stage Lines, Inc. The aggregate consideration paid by Coach USA to acquire the Founding Companies was approximately $95.2 million (unaudited) (based upon an offering price of $14 per share (unaudited)) consisting of a combination of cash and common stock.

5. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     Subsequent to December 31, 1995, the Company has incurred additional costs, including professional fees and travel, associated with the acquisition of the Founding Companies and the IPO. Accordingly, accrued liabilities and amounts due to a stockholder were approximately $3,000,000 as of April 22, 1996.

     The Company has entered into agreements with Exel Motorcoach Partnership ("Exel") whereby Exel will provide introductions to other motorcoach businesses and other consulting services for a term of three years. The consideration to be paid to Exel will be approximately $100,000 per year. In addition, Exel will be paid a commission on any acquisition completed by the Company with motorcoach businesses introduced to it by Exel, based on a formula ranging from 5% of the first $1,000,000 of consideration paid for the acquired business to 1% of the consideration in excess of $4,000,000 paid for such business. Mr. Paul Verrochi, who became a director of the Company upon consummation of the Offering, is a principal of Exel.

     On May 17, 1996 the Company completed the Offering, which involved the public sale of 4,140,000 shares of Common Stock at a price of $14.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting estimated expenses of the Offering, were approximately $49.8 million. Of this amount, $23.8 million was used to pay the cash portion of the purchase price for the Founding Companies. In addition, approximately $22.3 million of the net proceeds were used to repay indebtedness assumed by the Company in the Mergers. The approximately $3.7 million of remaining net proceeds will be used for working capital and for general corporate purposes, which are expected to include future acquisitions.

     The Company has established an interim $30 million credit facility with NationsBank of Texas, N.A. ("NationsBank"). The credit facility is available for acquisitions, working capital, to finance equipment replacements and additions and to refinance indebtedness of the Founding Companies not repaid out of the net proceeds of the Offering. This credit facility provides for a revolving credit facility with a term of one year and bears interest at LIBOR plus 100 basis points, with the interest rate escalating as the Company's level of funded debt increases relative to its cash flow. NationsBank is also acting as the agent to establish a syndicate of financial institutions to expand and extend this facility to a $70 million, three year revolving credit facility. At March 31, 1996, the combined Founding Companies had total debt of $33.6 million. Approximately $21.9 million of these obligations were repaid from the net proceeds of the Offering, with the majority of the remaining balance refinanced with the credit facility discussed above.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                            COMBINED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 THREE MONTHS
                                            DECEMBER 31              ENDED
                                       ----------------------      MARCH 31
                                          1994        1995           1996
                                       ----------  ----------    -------------
                                                                  (UNAUDITED)
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......  $    2,226  $    1,861       $ 1,004
     Accounts receivable, less
        allowance of $50.............       1,372         952         1,241
     Notes receivable from
        stockholders.................         655         652           638
     Inventories.....................         720         796           810
     Investments -- restricted.......         362         365           365
     Prepaid expenses and other
        current assets...............         919         577           613
                                       ----------  ----------    -------------
           Total current assets......       6,254       5,203         4,671
PROPERTY AND EQUIPMENT, net..........       8,759      10,826        11,669
OTHER ASSETS.........................          83          62            66
                                       ----------  ----------    -------------
           Total assets..............  $   15,096  $   16,091       $16,406
                                       ==========  ==========    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $      914  $    1,217       $ 1,198
     Accounts payable and accrued
        liabilities..................       4,354       4,067         4,701
                                       ----------  ----------    -------------
           Total current
           liabilities...............       5,268       5,284         5,899
LONG-TERM OBLIGATIONS, net of current
  maturities.........................       2,944       3,850         3,990
DEFERRED INCOME TAXES................       2,084       2,055         2,063
                                       ----------  ----------    -------------
           Total liabilities.........      10,296      11,189        11,952
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 13,250
        shares authorized,
        549 shares issued............          73          73            73
     Retained earnings...............       4,727       4,829         4,381
                                       ----------  ----------    -------------
           Total stockholders'
             equity..................       4,800       4,902         4,454
                                       ----------  ----------    -------------
           Total liabilities and
             stockholders' equity....  $   15,096  $   16,091       $16,406
                                       ==========  ==========    =============

    The accompanying notes are an integral part of these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                         COMBINED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                             YEAR ENDED DECEMBER 31              MARCH 31
                                       ----------------------------------  --------------------
                                          1993        1994        1995       1995       1996
                                       ----------  ----------  ----------  ---------  ---------
                                                                               (UNAUDITED)
REVENUES.............................  $   32,274  $   30,427  $   29,752  $   6,357  $   6,383
OPERATING EXPENSES...................      28,903      27,526      25,322      5,838      6,195
                                       ----------  ----------  ----------  ---------  ---------
           Gross profit..............       3,371       2,901       4,430        519        188
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       2,417       2,283       2,563        697        678
                                       ----------  ----------  ----------  ---------  ---------
           Operating income..........         954         618       1,867       (178)      (490)
OTHER (INCOME) EXPENSE:
     Interest expense................         227         282         432         83        110
     Interest income.................         (33)        (39)       (114)       (34)
     Other, net......................         (19)        (96)       (105)    --            (16)
                                       ----------  ----------  ----------  ---------  ---------
INCOME BEFORE INCOME TAXES...........         779         471       1,654       (227)      (584)
PROVISION FOR INCOME TAXES...........         259         128         423        (58)      (136)
                                       ----------  ----------  ----------  ---------  ---------
NET INCOME...........................  $      520  $      343  $    1,231  $    (169) $    (448)
                                       ==========  ==========  ==========  =========  =========
PRO FORMA DATA (Unaudited):
     Historical net income...........  $      520  $      343  $    1,231       (169)      (448)
     Pro forma compensation
        differential.................         569         597         902        143        139
     Less: Pro forma provision for
        income taxes.................         294         282         621         24        (25)
                                       ----------  ----------  ----------  ---------  ---------
PRO FORMA NET INCOME.................  $      795  $      658  $    1,512  $     (50) $    (284)
                                       ==========  ==========  ==========  =========  =========

    The accompanying notes are an integral part of these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK                      TOTAL
                                        ----------------    RETAINED    STOCKHOLDERS'
                                        SHARES    AMOUNT    EARNINGS       EQUITY
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1992.........     549     $  73     $  4,624       $ 4,697
     Dividends paid..................    --        --           (455)         (455)
     Net income......................    --        --            520           520
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1993.........     549        73        4,689         4,762
     Dividends paid..................    --        --           (305)         (305)
     Net income......................    --        --            343           343
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1994.........     549        73        4,727         4,800
     Dividends paid..................    --        --         (1,129)       (1,129)
     Net income......................    --        --          1,231         1,231
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1995.........     549        73        4,829         4,902
                                        ------    ------    --------    -------------
     Net loss (unaudited)............    --        --           (448)         (448)
BALANCE AT MARCH 31, 1996
  (unaudited)........................     549     $  73     $  4,381       $ 4,454
                                        ======    ======    ========    =============

    The accompanying notes are an integral part of these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                             YEAR ENDED DECEMBER 31               MARCH 31
                                       ----------------------------------  ----------------------
                                          1993        1994        1995        1995        1996
                                       ----------  ----------  ----------  ----------  ----------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $      520  $      343  $    1,231  $     (169) $     (448)
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities --
           Depreciation..............         848         893         878         219         245
           Gain on sale of assets....          --         (96)       (105)
           Deferred tax provision....         157          --         303         (64)       (128)
           Changes in operating
             assets and
             liabilities --
             Accounts receivable,
             net.....................         (13)       (387)        420         197        (289)
             Inventories.............         (75)        (77)        (76)         15         (14)
             Prepaid expenses and
                other current
                assets...............        (410)        301          36         139         100
             Accounts payable and
                accrued liabilities..         354         349        (291)        367         634
             Other...................          21          20           2         (36)         10
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash provided
                      by operating
                      activities.....       1,402       1,346       2,398         668         110
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
        equipment....................      (1,074)     (1,748)     (3,199)     (1,726)     (1,088)
     Proceeds from sales of property
        and equipment................          --         875         359      --          --
     Purchases of
        investments -- restricted....          --        (252)         (3)     --          --
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash used in
                      investing
                      activities.....      (1,074)     (1,125)     (2,843)     (1,726)     (1,088)
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..................      (1,196)     (1,819)     (3,037)     (2,890)       (841)
     Proceeds from issuance of
        long-term obligations........       1,390       1,670       4,246       3,418         962
     Dividends paid..................        (455)       (305)     (1,129)     --          --
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash provided
                      by (used in)
                      financing
                      activities.....        (261)       (454)         80         528         121
                                       ----------  ----------  ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH......          67        (233)       (365)       (530)       (857)
CASH AND CASH EQUIVALENTS, beginning
  of year............................       2,392       2,459       2,226       2,226       1,861
                                       ----------  ----------  ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $    2,459  $    2,226  $    1,861  $    1,696  $    1,004
                                       ==========  ==========  ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $      201  $      307  $      232  $       81  $      108
     Cash paid for income taxes......          58         160         114      --          --

    The accompanying notes are an integral part of these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Suburban Transit Corp. and its six affiliated companies (collectively, the Company) operate city transit services, provide local commuter service and provide motorcoach transportation services in the New York/New Jersey metropolitan area. The Company also provides charter and group tour services.

     The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. (Coach USA), pursuant to which the Company merged with a subsidiary of Coach USA (the Merger). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The combined financial statements include the accounts and results of operations of Suburban Transit Corp. and affiliated companies which are under common control and management of three related stockholders. All significant intercompany transactions and balances have been eliminated.

  INTERIM FINANCIAL INFORMATION

     The interim combined financial statements as of March 31, 1996, and for the three months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the combined interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     Included in investments at December 31, 1994 and 1995, are certificates of deposit of $250,000 which are used as collateral for loans and cash deposits of $112,000 and $115,000, respectively, which are restricted as to withdrawal related to the Company's accrued insurance claims payable.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  CONCENTRATION OF CREDIT RISK

     The Company's credit risks primarily consist of accounts receivable from the state of New Jersey and other governmental entities. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

  REVENUE RECOGNITION

     The Company recognizes revenue from recreation, excursion, commuter and transit services when such services are rendered. Costs associated with the revenues are incurred and recorded as services are rendered.

  INCOME TAXES

     Two of the affiliated companies are S Corporations and the remaining companies are C Corporations for federal income tax purposes. Federal income taxes for the C Corporations are provided under the liability method considering the tax effects of transactions reported in the financial statements which are different from the tax return. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are recovered or settled.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on the combined financial statements. The Company will adopt SFAS 121 in 1996.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:


                                          ESTIMATED         DECEMBER 31
                                        USEFUL LIVES   ----------------------
                                           (YEARS)        1994        1995
                                        -------------  ----------  ----------
                                                           (IN THOUSANDS)
Transportation equipment.............       5-12       $   15,683  $   17,354
Other................................       5-10            1,007       1,061
                                                       ----------  ----------
                                                           16,690      18,415
Less -- Accumulated depreciation.....                      (7,931)     (7,589)
                                                       ----------  ----------
                                                       $    8,759  $   10,826
                                                       ==========  ==========

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Notes payable to a bank, interest at
  the bank's floating base rate (8.5%
  at December 31, 1995), due in
  monthly installments of $52,900,
  maturing at various dates through
  June 2002; secured by
  transportation equipment...........  $    1,911  $    3,739
Notes payable to a bank, interest at
  prime (8.5% at December 31, 1995)
  plus 0.5%, due in monthly
  installments of $34,700, maturing
  at various dates through January
  1999; secured by transportation
  equipment..........................       1,576       1,157
Note payable to a bank, interest at
  certificate of deposit rate (3.0%
  at December 31, 1995) plus 1%, due
  in monthly installments of $10,400
  plus interest, maturing December
  1996; secured by a certificate of
  deposit............................         240         115
Other................................         131          56
                                       ----------  ----------
                                            3,858       5,067
Less -- Current maturities...........        (914)     (1,217)
                                       ----------  ----------
                                       $    2,944  $    3,850
                                       ==========  ==========

     At December 31, 1995, future principal payments of long-term obligations are as follows (in thousands):

Year ending December 31 --

     1996............................  $   1,217
     1997............................        993
     1998............................        863
     1999............................        735
     2000............................        694
     Thereafter......................        565
                                       ---------
                                       $   5,067
                                       =========

     Management estimates that the fair value of its debt obligations approximates the historical value of $5,067,000 at December 31, 1995.

5.  INCOME TAXES:

     The Company has implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The S Corporations in the affiliated group are not subject to taxation for federal purposes. Under S Corporation status, the stockholders report their share of the Company's taxable earnings or losses on their personal income tax returns. These companies' S Corporation status will terminate with the effective date of the Merger. These companies are subject to taxation in certain states based upon the jurisdiction in which revenues are earned.

     The provision for taxes on income consists of the following:

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $      84  $     118  $     103
     State...........................         18         10         17
                                       ---------  ---------  ---------
                                             102        128        120
                                       ---------  ---------  ---------
Deferred --
     Federal.........................         25        (33)       172
     State...........................        132         33        131
                                       ---------  ---------  ---------
                                             157     --            303
                                       ---------  ---------  ---------
                                       $     259  $     128  $     423
                                       =========  =========  =========

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation and accrued insurance claims payable. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $    2,084  $    2,055
     Other...........................          95         124
                                       ----------  ----------
           Total deferred income tax
             liabilities.............       2,179       2,179
                                       ----------  ----------
Deferred income tax assets --
     Accrued expenses................        (605)       (318)
     General business credits........        (859)       (859)
     Other...........................         (54)        (38)
                                       ----------  ----------
           Gross deferred income tax
             assets..................      (1,518)     (1,215)
           Less valuation
             allowance...............         859         859
                                       ----------  ----------
           Net deferred income tax
             assets..................        (659)       (356)
                                       ----------  ----------
                                       $    1,520  $    1,823
                                       ==========  ==========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Tax at statutory rate................  $     273  $     165  $     579
     Add (deduct) --
           State income taxes........         98         28         96
           Effect of S Corporation
             income..................       (108)       (39)      (252)
           Other, net................         (4)       (26)    --
                                       ---------  ---------  ---------
                                       $     259  $     128  $     423
                                       =========  =========  =========

     For financial reporting purposes, the Company has general business credit carryforwards which have been fully offset by a valuation allowance. The general business credit carryforwards will expire at various periods from 1996 through 2000.

6.  COMMITMENTS AND CONTINGENCIES:

  SERVICE CONTRACTS

     The Company provides shuttle and charter operations for a university. The contract is renewable by mutual agreement of the parties every three years. The existing contract, if not renewed, expires in June 1996. Revenues from the shuttle and charter operations totaled approximately $3,000,000, $3,400,000 and $3,500,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

  PURCHASE COMMITMENTS

     The Company has entered into a commitment to purchase 10 motorcoaches during 1996 for approximately $3,000,000. The Company is currently evaluating various financing alternatives associated with the purchase of these motorcoaches.

  LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended December 31, 1993, 1994 and 1995, was $830,000, $1,076,000 and $856,000, respectively. Included in these amounts are rent expenses of $342,000 for operating facilities owned by a stockholder. The term of the leases is through 2030 and provides for a 10% escalation in rent expense every five years. The Company is responsible for all real estate taxes, insurance and maintenance. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1996............................  $      342
     1997............................         342
     1998............................         348
     1999............................         376
     2000............................         376
     Thereafter......................      15,142
                                       ----------
                                       $   16,926
                                       ==========

  CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided for certain of these actions in the accompanying combined financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

     The Company is the plaintiff in a lawsuit against a bus company, Academy Express, Inc., formerly known as Inner Circle Qonexions, Inc. ("Inner Circle") and the Township of East Brunswick, New Jersey. The Company has challenged the award to Inner Circle of a contract for access to certain bus terminals in that Township and the Township's right to restrict access to those terminals. The Company has had access to the terminals under a contract with the Township and has retained its access to the terminals and continues to carry passengers between the terminals and New York City while this litigation is pending. In its complaint, the Company has alleged that it will lose significant revenues if denied access to the terminals, although the Company acknowledges that access to the terminals should be open to all motorcoach operators with the proper authority. The suit was filed in United States District Court for the District of New Jersey in 1994 and proceedings in the case are continuing. Although the court initially ruled against the Company on its request for injunctive relief, the court ordered an evidentiary hearing to explore certain factual issues. The evidentiary hearing took place in late May and early June 1996. The Court is currently deciding whether to vacate its prior denial of injunctive relief. Based upon consultation with legal counsel, management is unable to form an opinion as to the ultimate outcome of this matter. If the Company does not prevail, management is uncertain whether it will be able to recoup a significant portion of its lost revenues.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company, subject to a $100,000 deductible. As such, any claim within the first $100,000 per incident would be the financial obligation of the Company. The Company is contingently liable for a letter of credit of $115,000 issued in connection with the Company's insurance policies.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through December 31, 1995. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     The Company maintains various 401(k) plans which allow eligible employees to defer a portion of their income through contributions to the plans. Company contributions to the plans were $134,000, $126,000 and $120,000 in 1993, 1994 and 1995, respectively.

  COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to collective bargaining agreements with certain of its employees. These agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire in 1998.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
           Prepaid insurance.........  $     239  $     139
           Deferred tax
           asset -- current..........        610        304
           Other.....................         70        134
                                       ---------  ---------
                                       $     919  $     577
                                       =========  =========

  NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company had receivables from certain stockholders totaling $655,000 and $652,000 at December 31, 1994 and 1995, respectively. The loans are unsecured, noninterest-bearing and payable on demand.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
           Trade accounts payable....  $   1,203  $     922
           Accrued compensation and
           benefits..................        940        587
           Accrued insurance claims
           payable...................      1,069      1,314
           Other.....................      1,142      1,244
                                       ---------  ---------
                                       $   4,354  $   4,067
                                       =========  =========

9.  PRO FORMA NET INCOME (UNAUDITED):

     Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1993.

     General and administrative expenses for the periods presented reflect compensation and related benefits that owners received during the periods. One owner agreed to reductions in salary and benefits in connection with the Merger and has entered into a five-year employment agreement which provides for a set base salary, participation in future incentive bonus plans, certain other benefits and a two-year covenant not to compete following termination of such person's employment.

     The unaudited pro forma data presents compensation at the level the stockholder of the Company has agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

10. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In March 1996, the Company and its stockholders entered into a definitive agreement with Coach USA providing for the Merger of the Company with a subsidiary of Coach USA.

     In connection with the Merger, the Company dividended certain assets to the stockholders consisting of land and buildings, with a total carrying value of approximately $57,000. Had these transactions been recorded at March 31, 1996, the effect on the accompanying balance sheet would be a decrease in assets of approximately $57,000 and stockholders' equity of $57,000.

     Concurrent with the Merger, the Company entered into agreements with the stockholders to lease land and buildings used in the Company's operations for a negotiated amount and term.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                             OCTOBER 31
                                       ----------------------      MARCH 31
                                          1994        1995           1996
                                       ----------  ----------     ----------
                                                                  (UNAUDITED)
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $      261  $      401      $     172
     Accounts receivable, less
        allowance of $150............       2,055       2,367          1,641
     Notes receivable from
        stockholder..................         225         229             --
     Inventories.....................         422         474            459
     Investments -- restricted.......         506         759            759
     Prepaid expenses and other
        current assets...............       1,187       1,001            997
                                       ----------  ----------     ----------
           Total current assets......       4,656       5,231          4,028
PROPERTY AND EQUIPMENT, net..........       8,282       7,668          7,416
OTHER ASSETS.........................         557         365            302
                                       ----------  ----------     ----------
           Total assets..............  $   13,495  $   13,264      $  11,746
                                       ==========  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $    1,140  $    1,358      $   1,386
     Accounts payable and accrued
        liabilities..................       2,355       2,260          1,716
     Note payable to stockholder.....         256          --             --
                                       ----------  ----------     ----------
           Total current
           liabilities...............       3,751       3,618          3,102
LONG-TERM OBLIGATIONS, net of current
  maturities.........................       4,504       3,281          2,926
DEFERRED INCOME TAXES................       1,132       1,183          1,216
                                       ----------  ----------     ----------
           Total liabilities.........       9,387       8,082          7,244
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 6,000,000
        shares authorized, 4,358,879
        shares issued................       6,529       6,529          6,529
     Retained deficit................      (2,421)     (1,347)        (2,027)
                                       ----------  ----------     ----------
           Total stockholders'
             equity..................       4,108       5,182          4,502
                                       ----------  ----------     ----------
           Total liabilities and
             stockholders' equity....  $   13,495  $   13,264      $  11,746
                                       ==========  ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                       CONSOLIDATED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                             FIVE MONTHS ENDED
                                             YEAR ENDED OCTOBER 31                MARCH 31
                                       ----------------------------------  ----------------------
                                          1993        1994        1995        1995        1996
                                       ----------  ----------  ----------  ----------  ----------
                                                                                (UNAUDITED)
REVENUES.............................  $   22,122  $   24,487  $   29,235  $    8,861  $    9,778
OPERATING EXPENSES...................      16,590      18,990      22,627       7,780       8,548
                                       ----------  ----------  ----------  ----------  ----------
           Gross profit..............       5,532       5,497       6,608       1,081       1,230
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       4,129       3,794       4,722       1,936       2,196
                                       ----------  ----------  ----------  ----------  ----------
           Operating income (loss)...       1,403       1,703       1,886        (855)       (966)
OTHER (INCOME) EXPENSE:
     Interest expense................         404         441         583         245         174
     Interest income.................         (43)        (39)        (24)         (4)         (9)
     Other, net......................        (133)        (79)       (129)        (21)         --
                                       ----------  ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE INCOME TAXES....       1,175       1,380       1,456      (1,075)     (1,131)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................         503         456         382        (429)       (451)
                                       ----------  ----------  ----------  ----------  ----------
NET INCOME (LOSS)....................  $      672  $      924  $    1,074  $     (646) $     (680)
                                       ==========  ==========  ==========  ==========  ==========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $      672  $      924  $    1,074  $     (646) $     (680)
     Pro forma compensation
        differential.................         107         119         373         147         277
     Less: Pro forma provision
        (benefit) for income taxes...          44         176         362          51         104
                                       ----------  ----------  ----------  ----------  ----------
PRO FORMA NET INCOME (LOSS)..........  $      735  $      867  $    1,085  $     (550) $     (507)
                                       ==========  ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK                         TOTAL
                                       ---------------------    RETAINED    STOCKHOLDERS'
                                          SHARES      AMOUNT    DEFICIT        EQUITY
                                       ------------   ------    --------    -------------
BALANCE AT OCTOBER 31, 1992..........     4,358,879   $6,529    $ (4,017)      $ 2,512
     Net income......................       --          --           672           672
                                       ------------   ------    --------    -------------
BALANCE AT OCTOBER 31, 1993..........     4,358,879    6,529      (3,345)        3,184
     Net income......................       --          --           924           924
                                       ------------   ------    --------    -------------
BALANCE AT OCTOBER 31, 1994..........     4,358,879    6,529      (2,421)        4,108
     Net income......................       --          --         1,074         1,074
                                       ------------   ------    --------    -------------
BALANCE AT OCTOBER 31, 1995..........     4,358,879    6,529      (1,347)        5,182
     Net loss (unaudited)............       --          --          (680)         (680)
                                       ------------   ------    --------    -------------
BALANCE AT MARCH 31, 1996
  (unaudited)........................     4,358,879   $6,529    $ (2,027)      $ 4,502
                                       ============   ======    ========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                        FIVE MONTHS
                                                                        YEAR ENDED OCTOBER 31          ENDED MARCH 31
                                                                   -------------------------------  --------------------
                                                                     1993       1994       1995       1995       1996
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................  $     672  $     924  $   1,074  $    (646) $    (680)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities --
           Depreciation..........................................        833        806        878        349        386
           Gain on sale of assets................................         (3)       (65)       (80)        --         --
           Deferred tax provision (benefit)......................        362        346        295       (390)      (418)
           Changes in operating assets and liabilities --
             Accounts receivable, net............................       (401)      (486)      (312)       625        726
             Inventories.........................................        (28)       123        (52)        24         15
             Prepaid expenses and other current assets...........         90       (421)       225        749        684
             Accounts payable and accrued liabilities............       (151)       480       (351)      (563)      (544)
             Other...............................................         64         19        (95)        26         63
                                                                   ---------  ---------  ---------  ---------  ---------
                   Net cash provided by operating activities.....      1,438      1,726      1,582        174        232
                                                                   ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment.........................       (377)    (1,617)      (355)      (161)      (134)
     Proceeds from sales of property and
        equipment................................................         --         87        171         --         --
     Purchases of investments -- restricted......................         --         --       (253)        --         --
     Proceeds from sales of investments -- restricted............         --         69         --         --         --
                                                                   ---------  ---------  ---------  ---------  ---------
                   Net cash used in investing activities.........       (377)    (1,461)      (437)      (161)      (134)
                                                                   ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..............................................     (1,310)    (1,131)    (3,812)    (3,029)      (327)
     Proceeds from issuance of long-term
        obligations..............................................        137        862      2,807      2,807         --
                                                                   ---------  ---------  ---------  ---------  ---------
                   Net cash used in financing activities.........     (1,173)      (269)    (1,005)      (222)      (327)
                                                                   ---------  ---------  ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH..................................       (112)        (4)       140       (209)      (229)
CASH AND CASH EQUIVALENTS, beginning of year.....................        377        265        261        261        401
                                                                   ---------  ---------  ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year...........................  $     265  $     261  $     401  $      52  $     172
                                                                   =========  =========  =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest......................................  $     379  $     413  $     524  $     200  $     196
     Cash paid for income taxes..................................        142        124         71          8         23

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Grosvenor Bus Lines, Inc., and subsidiaries (the Company), operating as Gray Line of San Francisco, provides motorcoach sight-seeing services in the San Francisco, California, Bay Area. The Company also provides charter and public transit services.

     The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. (Coach USA), pursuant to which the Company merged with a subsidiary of Coach USA (the Merger). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and results of operations of Grosvenor Bus Lines, Inc., all its subsidiaries, and certain transportation equipment owned by a stockholder and utilized in the operations of the business. All significant intercompany transactions and balances have been eliminated in consolidation.

  INTERIM FINANCIAL INFORMATION

     The interim consolidated financial statements as of March 31, 1996, and for the five months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     Included in investments at December 31, 1994 and 1995, are certificates of deposit of $506,000 and $759,000 which are used as collateral for letters of credit.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  CONCENTRATION OF CREDIT RISK

     The Company's credit risks primarily consist of accounts receivable from various tour operators in the travel service industry and governmental entities. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

  REVENUE RECOGNITION

     The Company recognizes revenue from recreation, excursion, commuter and transit services when such services are rendered. Costs associated with the revenues are incurred and recorded as services are rendered.

  INCOME TAXES

     The Company files a consolidated return for federal income tax purposes. Income taxes are provided under the liability method considering the tax effects of transactions reported in the financial statements which are different from the tax return. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are recovered or settled.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on the consolidated financial statements. The Company will adopt SFAS 121 in 1996.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                              ESTIMATED           OCTOBER 31
                                                             USEFUL LIVES   ----------------------
                                                               (YEARS)         1994        1995
                                                             ------------   ----------  ----------
                                                                                (IN THOUSANDS)
Transportation equipment..................................       5-12       $   10,003  $    9,940
Other.....................................................       5-10            3,094       3,193
                                                                            ----------  ----------
                                                                                13,097      13,133
Less -- Accumulated depreciation..........................                      (4,815)     (5,465)
                                                                            ----------  ----------
                                                                            $    8,282  $    7,668
                                                                            ==========  ==========

     Included in transportation equipment at October 31, 1994 and 1995, are approximately $1,151,000 and $1,180,000, respectively, of assets held under capital leases.

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                            OCTOBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Note payable to a financial
  institution, interest at prime
  (8.8% at October 31, 1995) plus 2%,
  due in monthly installments of
  $30,000, maturing December 1999;
  secured by transportation equipment
  and personal guarantees of the
  stockholders.......................  $      --  $   1,431
Notes payable to various third
  parties, interest ranging from
  prime plus 1.8%, to 13%, due in
  monthly installments of $45,707,
  maturing at various dates through
  July 1999; secured by
  transportation equipment and
  personal guarantees of the
  stockholders.......................      2,301      1,147
Obligations under capital leases of
  certain transportation equipment,
  implicit interest rates ranging
  from 6% to 10%, due in monthly
  installments of $36,763, maturing
  at various dates through 1998......      1,058        790
Note payable to a bank, interest at
  prime plus 1.8%, maturing April
  1996; secured by transportation
  equipment and personal guarantees
  of the stockholders................         --        300
Notes payable to an affiliate,
  interest at prime plus 1%, interest
  payable monthly, principal due
  October 2000.......................      1,552        300
Other................................        733        671
                                       ---------  ---------
                                           5,644      4,639
Less -- Current maturities...........     (1,140)    (1,358)
                                       ---------  ---------
                                       $   4,504  $   3,281
                                       =========  =========

     At October 31, 1995, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows:

                                         LONG-TERM     CAPITAL LEASE
                                        OBLIGATIONS     OBLIGATIONS
                                        -----------    -------------
                                               (IN THOUSANDS)
  Year ending October 31 --
        1996.........................     $ 1,089         $   381
        1997.........................         791             453
        1998.........................       1,189             169
        1999.........................         465              --
        2000.........................         313              --
        Thereafter...................           2              --
                                        -----------    -------------
                                          $ 3,849           1,003
                                        ===========
  Less -- Amounts representing
     interest........................                        (213)
                                                       -------------
                                                          $   790
                                                       =============

     Management estimates that the fair value of its debt obligations approximates the historical value of $3,849,000 at October 31, 1995.

  NOTE PAYABLE TO STOCKHOLDER

     The Company had borrowings from a stockholder totaling $256,000 at October 31, 1994. The borrowings were unsecured, noninterest-bearing and payable upon demand.

5.  INCOME TAXES:

     The Company has implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes.

     The provision for taxes on income consists of the following:

                                            YEAR ENDED OCTOBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $      20  $      13  $      15
     State...........................        121         97         72
                                       ---------  ---------  ---------
                                             141        110         87
                                       ---------  ---------  ---------
Deferred --
     Federal.........................        368        338        291
     State...........................         (6)         8          4
                                       ---------  ---------  ---------
                                             362        346        295
                                       ---------  ---------  ---------
                                       $     503  $     456  $     382
                                       =========  =========  =========

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation and accrued insurance claims payable. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows:
                                            OCTOBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $   1,132  $   1,183
                                       ---------  ---------
           Total deferred income tax
             liabilities.............      1,132      1,183
                                       ---------  ---------
Deferred income tax assets --
     Accrued expenses................        (74)      (179)
     General business credits........        (51)       (45)
     Net operating losses............       (672)      (338)
     Other...........................       (109)       (94)
                                       ---------  ---------
           Gross deferred income tax
             assets..................       (906)      (656)
           Less valuation
             allowance...............         51         45
                                       ---------  ---------
           Net deferred income tax
             assets..................       (855)      (611)
                                       ---------  ---------
                                       $     277  $     572
                                       =========  =========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                            YEAR ENDED OCTOBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Tax at statutory rate................  $     411  $     483  $     510
     Add (deduct) --
           State income taxes........         74         69         58
           Nondeductible expenses....         18         13         13
           Effect of nontaxable
             income from personal
             assets (transportation
             equipment) of
             stockholder.............         --       (109)      (199)
                                       ---------  ---------  ---------
                                       $     503  $     456  $     382
                                       =========  =========  =========

     For purposes of the consolidated federal tax return, the Company has net operating loss carryforwards available to offset taxable income of the Company in the future. The net operating loss carryforwards will expire in 2004. The Company also has general business credit carryforwards which have been fully offset by a valuation allowance. The general business credit carryforwards will expire at various periods from 1996 through 2002.

6.  COMMITMENTS AND CONTINGENCIES:

  SERVICE CONTRACTS

     The Company has entered into three long-term service contracts with governmental entities to provide transit and commuter service throughout northern California. The contracts expire at various dates through June 1998. Under the terms of the contracts, the Company recognized revenues of $8,735,000, $10,085,000 and $12,325,000 for the years ended October 31, 1993, 1994 and 1995, respectively.

  LETTERS OF CREDIT

     The Company is contingently liable for letters of credit totaling $1,150,000 issued in connection with the Company's long-term service contracts and insurance policies. These letters of credit require commitment fees ranging from one to two percent paid on an annual basis and are secured by certificates of deposit and a guarantee by a stockholder.

  LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended October 31, 1993, 1994 and 1995, was $862,000, $868,000 and $1,019,000, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending October 31 --
     1996............................  $     629
     1997............................        574
     1998............................        560
     1999............................        568
     2000............................        572
     Thereafter......................      1,419
                                       ---------
                                       $   4,322
                                       =========

  CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided for certain of these actions in the accompanying consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company, subject to a $10,000 deductible. As such, any claim within the first $10,000 per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through October 31, 1995. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) plan which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, employees may contribute up to a maximum of four percent of employee compensation, and the Company matches 50 percent of amounts contributed by employees. Company contributions to the plan were $23,000, $26,000 and $27,000 in 1993, 1994, and 1995, respectively.

  COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire in 1998.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                            OCTOBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Prepaid insurance....................  $     196  $     216
Deferred tax asset -- current........        476        515
Other................................        515        270
                                       ---------  ---------
                                       $   1,187  $   1,001
                                       =========  =========

  NOTES RECEIVABLE FROM STOCKHOLDER

     The Company had receivables from a stockholder totaling $225,000 and $229,000 at October 31, 1994 and 1995, respectively. The loans are unsecured, noninterest-bearing and payable on demand.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                            OCTOBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Trade accounts payable...............  $   1,175  $     828
Accrued compensation and benefits....        680        769
Accrued insurance claims payable.....        136        170
Other................................        364        493
                                       ---------  ---------
                                       $   2,355  $   2,260
                                       =========  =========

9.  PRO FORMA NET INCOME (UNAUDITED):

     Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on November 1, 1992.

     General and administrative expenses for the periods presented reflect compensation and related benefits that owners received during the periods. One owner agreed to reductions in salary and benefits in connection with the Merger and entered into a five-year employment agreement which provides for a set base salary, participation in future incentive bonus plans, certain other benefits and a two-year covenant not to compete following termination of such person's employment.

     The unaudited pro forma data present compensation at the level the stockholder of the Company has agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

10.  EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC
     ACCOUNTANTS (UNAUDITED):

     In March 1996, the Company and its stockholders entered into a definitive agreement with Coach USA providing for the Merger of the Company with a subsidiary of Coach USA.

                               LEISURE TIME TOURS
                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                            DECEMBER 31
                                       ----------------------     MARCH 31
                                          1994        1995          1996
                                       ----------  ----------    -----------
                                                                 (UNAUDITED)
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......  $    2,222  $    1,315      $ 1,395
     Accounts receivable, less
        allowance of $62, $37 and
        $37..........................         462         579          595
     Inventories.....................         237         234          234
     Investments, including
        restricted of $300 and
        $300.........................         606         885          794
     Prepaid expenses and other
        current assets...............         973       1,055          835
                                       ----------  ----------    -----------
           Total current assets......       4,500       4,068        3,853
PROPERTY AND EQUIPMENT, net..........      11,182      13,479       13,570
OTHER ASSETS.........................          42          90          105
                                       ----------  ----------    -----------
           Total assets..............  $   15,724  $   17,637      $17,528
                                       ==========  ==========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $    1,009  $    1,334      $ 1,356
     Accounts payable and accrued
        liabilities..................       5,095       5,271        5,524
                                       ----------  ----------    -----------
           Total current
           liabilities...............       6,104       6,605        6,880
LONG-TERM OBLIGATIONS, net of current
  maturities.........................       2,289       2,999        2,654
DEFERRED INCOME TAXES................         554         558          546
                                       ----------  ----------    -----------
           Total liabilities.........       8,947      10,162       10,080
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $100 par, 100
        shares authorized, 16 2/3
        shares issued................           2           2            2
     Retained earnings...............       6,775       7,473        7,446
                                       ----------  ----------    -----------
           Total stockholders'
             equity..................       6,777       7,475        7,448
                                       ----------  ----------    -----------
           Total liabilities and
             stockholders' equity....  $   15,724  $   17,637      $17,528
                                       ==========  ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                             YEAR ENDED DECEMBER 31              MARCH 31
                                       ----------------------------------  --------------------
                                          1993        1994        1995       1995       1996
                                       ----------  ----------  ----------  ---------  ---------
                                                                               (UNAUDITED)
REVENUES.............................  $   17,534  $   17,694  $   18,992  $   3,784  $   4,368
OPERATING EXPENSES...................      15,497      14,139      14,577      3,318      3,616
                                       ----------  ----------  ----------  ---------  ---------
           Gross profit..............       2,037       3,555       4,415        466        752
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       2,128       1,934       1,895        452        485
                                       ----------  ----------  ----------  ---------  ---------
           Operating income (loss)...         (91)      1,621       2,520         14        267
OTHER (INCOME) EXPENSE:
     Interest expense................         380         317         339         70         86
     Interest income.................         (41)        (71)       (104)        (2)       (45)
     Other, net......................         (26)        (62)       (103)       (71)       (20)
                                       ----------  ----------  ----------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES....        (404)      1,437       2,388         17        246
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................         (32)        139         225          2         23
                                       ----------  ----------  ----------  ---------  ---------
NET INCOME (LOSS)....................  $     (372) $    1,298  $    2,163  $      15  $     223
                                       ==========  ==========  ==========  =========  =========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $     (372) $    1,298  $    2,163  $      15  $     223
     Pro forma compensation
        differential.................         203         211         309         76         86
     Pro forma provision (benefit)
        for income taxes.............         (42)        546         895         37        115
                                       ----------  ----------  ----------  ---------  ---------
PRO FORMA NET INCOME (LOSS)..........  $     (127) $      963  $    1,577  $      54  $     194
                                       ==========  ==========  ==========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK                       TOTAL
                                        ----------------    RETAINED     STOCKHOLDERS'
                                        SHARES    AMOUNT    EARNINGS        EQUITY
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1992.........   16 2/3     $  2      $  6,270       $ 6,272
     Dividends paid..................    --        --            (246)         (246)
     Net loss........................    --        --            (372)         (372)
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1993.........   16 2/3        2         5,652         5,654
     Dividends paid..................    --        --            (175)         (175)
     Net income......................    --        --           1,298         1,298
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1994.........   16 2/3        2         6,775         6,777
     Dividends paid..................    --        --          (1,465)       (1,465)
     Net income......................    --        --           2,163         2,163
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1995.........   16 2/3        2         7,473         7,475
                                        ------    ------    ---------    -------------
     Dividends paid (unaudited)......    --        --            (250)         (250)
     Net income (unaudited)..........    --        --             223           223
                                        ------    ------    ---------    -------------
BALANCE AT MARCH 31, 1996
  (unaudited)........................   16 2/3     $  2      $  7,446       $ 7,448
                                        ======    ======    =========    =============

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                              THREE MONTHS
                                            YEAR ENDED DECEMBER 31           ENDED MARCH 31
                                       ---------------------------------  --------------------
                                          1993       1994        1995       1995       1996
                                       ----------  ---------  ----------  ---------  ---------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $     (372) $   1,298  $    2,163  $      15  $     223
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities --
           Depreciation..............       1,451      1,164       1,053        242        230
           (Gain) loss on sale of
             assets..................          60        (62)         44
           Net gain on sale of
             investments.............         (33)       (17)       (153)       (49)       (18)
           Deferred tax provision
             (benefit)...............         (49)       (56)         60        (41)        11
           Changes in operating
             assets and
             liabilities --
             Accounts receivable,
                net..................         186       (171)       (117)        74        (16)
             Inventories.............          61         99           3         --         --
             Investments.............        (124)      (132)       (126)      (214)       109
             Prepaid expenses and
                other current
                assets...............         (35)      (146)       (156)       (90)       197
             Accounts payable and
                accrued
                liabilities..........         376        643         194        457        253
             Other...................         (12)        74         (48)        (6)       (15)
                                       ----------  ---------  ----------  ---------  ---------
                   Net cash provided
                      by operating
                      activities.....       1,509      2,694       2,917        388        974
                                       ----------  ---------  ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
        equipment....................        (911)       (94)     (5,625)       (20)      (542)
     Proceeds from sales of property
        and equipment................         170         99       2,231         --        221
                                       ----------  ---------  ----------  ---------  ---------
                   Net cash provided
                      by (used in)
                      investing
                      activities.....        (741)         5      (3,394)       (20)      (321)
                                       ----------  ---------  ----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..................      (1,759)      (990)     (1,065)      (236)      (323)
     Proceeds from issuance of
        long-term obligations........         422        500       2,100        744         --
     Dividends paid..................        (246)      (175)     (1,465)      (190)      (250)
                                       ----------  ---------  ----------  ---------  ---------
                   Net cash provided
                      by (used in)
                      financing
                      activities.....      (1,583)      (665)       (430)       318       (573)
                                       ----------  ---------  ----------  ---------  ---------
NET INCREASE (DECREASE) IN CASH......        (815)     2,034        (907)       686         80
CASH AND CASH EQUIVALENTS, beginning
  of year............................       1,003        188       2,222      2,222      1,315
                                       ----------  ---------  ----------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $      188  $   2,222  $    1,315  $   2,908  $   1,395
                                       ==========  =========  ==========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $      372  $     310  $      318         65         86
     Cash paid for income taxes......         100          1         364         --         14

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Leisure Time Tours (the Company) provides motorcoach transportation services through regularly scheduled excursion, charter and group tour services primarily in the states of New Jersey, New York and Pennsylvania.

     The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. (Coach USA), pursuant to which the Company merged with a subsidiary of Coach USA (the Merger). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA.

     The Company has a working capital deficit as of December 31, 1995. The Company may continue to experience working capital deficits as it pursues its business strategy of growth and expanding services. The Company has historically funded its operations with cash flows from operations and debt from lenders and stockholders. While there can be no assurances, management believes that the Company has adequate financing alternatives to fund the Company's operations through the first quarter of 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  INTERIM FINANCIAL INFORMATION

     The interim financial statements as of March 31, 1996, and for the three months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At December 31, 1994 and 1995, investments have been categorized as trading securities, are stated at fair value, and are classified in the balance sheets as current assets. Investments at December 31, 1994 and 1995 consist of marketable equity securities and certificates of deposit. The realized gains and losses on the sale of investments classified as trading securities are determined using the specific identification method. Unrealized losses on trading securities totaling $30,000, $600 and $78,000 are included in net income for the years ended December 31, 1993, 1994 and 1995, respectively.

     Included in investments at December 31, 1994 and 1995, are cash deposits of $300,000 which are restricted as to withdrawal related to the Company's accrued insurance claims payable.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  CONCENTRATION OF CREDIT RISK

     The Company's credit risks primarily consist of accounts receivable from various tour operators in the travel service industry. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

  REVENUE RECOGNITION

     The Company recognizes revenue from recreation, excursion, commuter and transit services when such services are rendered. Costs associated with the revenues are incurred and recorded as services are rendered.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on the financial statements. The Company will adopt SFAS 121 in 1996.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                          ESTIMATED          DECEMBER 31
                                         USEFUL LIVES   ----------------------
                                           (YEARS)         1994        1995
                                        --------------  ----------  ----------
                                                            (IN THOUSANDS)

Transportation equipment.............         12        $   18,672  $   19,107
Other................................        3-25            3,214       3,221
                                                        ----------  ----------
                                                            21,886      22,328
Less -- Accumulated depreciation.....                      (10,704)     (8,849)
                                                        ----------  ----------
                                                        $   11,182  $   13,479
                                                        ==========  ==========

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Notes payable to a bank, interest
  ranging from 8.0% to
  8.4%, due in monthly installments
  of $133,000, maturing December 1997
  through September 2002; secured by
  transportation equipment,
  inventories, accounts receivable
  and personal guarantee of a
  stockholder........................  $    3,178  $    4,251
Other................................         120          82
                                       ----------  ----------
                                            3,298       4,333
Less -- Current maturities...........      (1,009)     (1,334)
                                       ----------  ----------
                                       $    2,289  $    2,999
                                       ==========  ==========

     At December 31, 1995, future principal payments of long-term obligations are as follows (in thousands):


Year ending December 31 --
        1996.........................  $   1,334
        1997.........................      1,449
        1998.........................        279
        1999.........................        302
        2000.........................        328
        Thereafter...................        641
                                       ---------
                                       $   4,333
                                       =========

     Management estimates that the fair value of its debt obligations approximates the historical value of $4,333,000 at December 31, 1995.

5.  INCOME TAXES:

     The Company has elected S Corporation status, as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the stockholders report their share of the Company's taxable earnings or losses on their personal income tax returns. The Company's S Corporation status terminated with the effective date of the Merger. The Company is subject to taxation in certain states based upon the jurisdiction in which revenues are earned.

     The provision for taxes on income consists of the following:


                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------

                                               (IN THOUSANDS)
State --
     Current.........................  $      17  $     195  $     165
     Deferred........................        (49)       (56)        60
                                       ---------  ---------  ---------
                                       $     (32) $     139  $     225
                                       =========  =========  =========

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation and accrued insurance claims payable. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows:


                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------

                                          (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $     554  $     558
     Other...........................         24          6
                                       ---------  ---------
           Total deferred income tax
             liabilities.............        578        564
                                       ---------  ---------
Deferred income tax assets --
     Accrued expenses................       (331)      (257)
     Other...........................         (6)        (6)
                                       ---------  ---------
           Total deferred income tax
             assets..................       (337)      (263)
                                       ---------  ---------
                                       $     241  $     301
                                       =========  =========

6.  COMMITMENTS AND CONTINGENCIES:

  PURCHASE COMMITMENTS

     The Company has entered into commitments to purchase 12 motorcoaches during 1996 for approximately $3.5 million. The Company has deposited $24,000 for the purchase of these motorcoaches as of December 31, 1995, and is currently evaluating financing alternatives with its present lending institution.

  LEASES

     The Company leases facilities and equipment under cancelable lease agreements. Rental expense for the years ended December 31, 1993, 1994 and 1995 was $71,000, $79,000 and $60,000, respectively.

  CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided for certain of these actions in the accompanying financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company subject to a $50,000 deductible (prior to April 1, 1995, the deductible was $100,000). As such, any claim within the first $50,000 per incident would be the financial obligation of the Company. The Company is contingently liable for a letter of credit of $300,000 issued in connection with the Company's insurance policies.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through December 31, 1995. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) plan which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, employees may contribute up to a maximum of four percent of employee compensation, and the Company matches 50 percent of amounts contributed by employees. Company contributions to the plan were $13,000, $14,000 and $20,000 in 1993, 1994 and 1995, respectively.

  COLLECTIVE BARGAINING AGREEMENT

     The Company is a party to a collective bargaining agreement with certain of its employees. The agreement requires the Company to pay specified wages and provide certain benefits to its union employees. This agreement will expire in 1999.

  RELATED-PARTY TRANSACTIONS

     During 1994 and 1995, the Company had transactions with related parties consisting primarily of services for purchased transportation and motorcoach maintenance. During 1994, total revenues and expenses were approximately $24,000 and $23,000, respectively. During

1995, total revenues and expenses were approximately $213,000 and $217,000, respectively. At December 31, 1994 and 1995, the net amount due to affiliated companies was $27,000 and $30,000, respectively, which is included in trade accounts payable.

  ENVIRONMENTAL CONCERNS

     Certain groundwater contamination has occurred at the Company's facility in Mahwah, New Jersey as a result of leakage from an underground storage tank. As a result of discussions with the State of New Jersey Department of Environmental Protection (the Department), in December 1989, the Company submitted a Ground Water Quality Assessment Program (GWQAP) work plan to the Department which outlined a two-phase approach for the site assessment. Phase I and Phase II reports were submitted to the Department in August 1990 and November 1990, respectively. In August 1991, a Phase III report was submitted to the Department, which detailed the Company's final stage of the assessment program. In July 1992, the Company entered into a memorandum of agreement with the Department as an alternative to the GWQAP under which the Company will sample and monitor the groundwater contamination under the Department's oversight. A sampling and monitoring schedule was submitted to the Department in September 1992 and was approved by the state of New Jersey in November 1994. The Company has undertaken several remedial measures to improve groundwater quality at its facility. The most recent groundwater sampling reports indicate that sampling has been performed in accordance with the Department's Field Sampling Manual and that the remedial measures taken by the Company have made an improvement in groundwater quality at the site. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company. In addition, at the Company's facility in Mahwah, the Company has discharged bus wash and toilet waste into the groundwater. The Department has indicated that if the Company continues to discharge this bus wash and toilet waste into the groundwater, the Department would require the Company to connect to the public sanitary sewer system. The Company has ceased discharging bus wash and bus toilet waste to groundwater. Currently, the Company periodically hauls this waste off site for disposal. After consulting with an environmental engineer, the Company accrued approximately $220,000 which is included in accounts payable and accrued liabilities at December 31, 1994 and 1995 for the anticipated cost of connecting to the sewer system.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Prepaid insurance....................  $     444  $     703
Deferred tax asset -- current........        337        263
Other................................        192         89
                                       ---------  ---------
                                       $     973  $   1,055
                                       =========  =========

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Trade accounts payable...............  $     997  $     887
Accrued compensation and benefits....        273        268
Accrued insurance claims payable.....      3,159      3,624
Other................................        666        492
                                       ---------  ---------
                                       $   5,095  $   5,271
                                       =========  =========

9.  PRO FORMA NET INCOME (UNAUDITED):

     Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1993.

     General and administrative expenses for the periods presented reflect compensation and related benefits that owners received during the periods. One owner agreed to reductions in salary and benefits in connection with the Merger and entered into a five-year employment agreement which provides for a set base salary, participation in future incentive bonus plans, certain other benefits and a two-year covenant not to compete following termination of such person's employment.

     The unaudited pro forma data present compensation at the level the stockholder of the Company has agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

10. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In March 1996, the Company and its stockholders entered into a definitive agreement with Coach USA providing for the Merger of the Company with a subsidiary of Coach USA.

     In connection with the Merger, the Company dividended certain assets to the stockholders consisting of land, buildings and automobiles with a total carrying value of approximately $2,064,000. In addition, the Company made a cash distribution of approximately $3,100,000 prior to the Merger which represents the Company's estimated S Corporation Accumulated Adjustment Account. Had these transactions been recorded at March 31, 1996, the effect on the accompanying balance sheet would be a decrease in assets of approximately $5,164,000 and stockholders' equity of $5,164,000. Pursuant to the dividend of land and buildings, the stockholders will indemnify Coach USA for existing environmental remediation liabilities associated with the property, including liabilities related to those issues discussed in Note 6.

     Concurrent with the Merger, the Company entered into agreements with the stockholders to lease land and buildings used in the Company's operations for a negotiated amount and term.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                            COMBINED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                           DECEMBER 31
                                       --------------------     MARCH 31
                                         1994       1995          1996
                                       ---------  ---------    -----------
                                                               (UNAUDITED)
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......  $     269  $     209      $   196
     Accounts receivable, less
        allowance of $10.............        183        183          143
     Inventories.....................        257        307          317
     Investments, including
        restricted of $528, $580
        and $580.....................      1,059      1,046          535
     Prepaid expenses and other
        current assets...............        766      1,022          753
                                       ---------  ---------    -----------
           Total current assets......      2,534      2,767        1,944
PROPERTY AND EQUIPMENT, net..........      2,590      3,241        3,065
OTHER ASSETS.........................        182        137          120
                                       ---------  ---------    -----------
           Total assets..............  $   5,306  $   6,145      $ 5,129
                                       =========  =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $     315  $     497      $   463
     Accounts payable and accrued
        liabilities..................      2,485      2,953        2,070
     Notes payable to stockholder....        132        171          100
                                       ---------  ---------    -----------
           Total current
           liabilities...............      2,932      3,621        2,633
LONG-TERM OBLIGATIONS, net of current
     maturities......................        784      1,191        1,319
                                       ---------  ---------    -----------
           Total liabilities.........      3,716      4,812        3,952
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 7,500
        shares authorized, 3,600
        shares issued................         75         75           75
     Additional paid-in capital......        102        102          102
     Retained earnings...............      1,837      1,580        1,424
     Treasury stock, at cost.........       (424)      (424)        (424)
                                       ---------  ---------    -----------
           Total stockholders'
             equity..................      1,590      1,333        1,177
                                       ---------  ---------    -----------
           Total liabilities and
             stockholders' equity....  $   5,306  $   6,145      $ 5,129
                                       =========  =========    ===========

    The accompanying notes are an integral part of these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                         COMBINED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                             YEAR ENDED DECEMBER 31              MARCH 31
                                       ----------------------------------  --------------------
                                          1993        1994        1995       1995       1996
                                       ----------  ----------  ----------  ---------  ---------
                                                                               (UNAUDITED)
REVENUES.............................  $   13,179  $   14,106  $   13,807  $   2,840  $   2,851
OPERATING EXPENSES...................      11,057      12,228      11,680      2,559      2,582
                                       ----------  ----------  ----------  ---------  ---------
           Gross profit..............       2,122       1,878       2,127        281        269
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       1,760       1,999       2,193        428        424
                                       ----------  ----------  ----------  ---------  ---------
           Operating income (loss)...         362        (121)        (66)      (147)      (155)
OTHER (INCOME) EXPENSE:
     Interest expense................         264         228         262         75         57
     Interest income.................         (34)        (38)        (49)    --            (13)
     Other, net......................          28          49         (40)    --            (78)
                                       ----------  ----------  ----------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES....         104        (360)       (239)      (222)      (121)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................           1         (98)       (177)       (89)       (48)
                                       ----------  ----------  ----------  ---------  ---------
NET INCOME (LOSS)....................  $      103  $     (262) $      (62)      (133)       (73)
                                       ==========  ==========  ==========  =========  =========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $      103  $     (262) $      (62) $    (133) $     (73)
     Pro forma compensation
        differential.................         818       1,015       1,449        159        160
     Less: Pro forma provision for
        income taxes.................         383         338         669         63         64
                                       ----------  ----------  ----------  ---------  ---------
PRO FORMA NET INCOME.................  $      538  $      415  $      718  $     (37) $      23
                                       ==========  ==========  ==========  =========  =========

    The accompanying notes are an integral part of these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                        COMMON STOCK     ADDITIONAL                             TOTAL
                                       ---------------    PAID-IN     TREASURY   RETAINED   STOCKHOLDERS'
                                       SHARES   AMOUNT    CAPITAL      STOCK     EARNINGS      EQUITY
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1992.........   3,600    $ 75      $  102      $ (424)    $2,101       $ 1,854
     Net income......................    --      --         --          --           103           103
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1993.........   3,600      75         102        (424)     2,204         1,957
     Dividends paid..................    --      --         --          --          (105)         (105)
     Net loss........................    --      --         --          --          (262)         (262)
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1994.........   3,600      75         102        (424)     1,837         1,590
     Dividends paid..................    --      --         --          --          (195)         (195)
     Net loss........................    --      --         --          --           (62)          (62)
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1995.........   3,600      75         102        (424)     1,580         1,333
                                       ------   ------   ----------   --------   --------   -------------
     Dividends paid (unaudited)......    --      --         --          --           (83)          (83)
     Net loss (unaudited)............    --      --         --          --           (73)          (73)
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT MARCH 31, 1996
  (unaudited)........................   3,600    $ 75      $  102      $ (424)    $1,424       $ 1,117
                                       ======   ======   ==========   ========   ========   =============

    The accompanying notes are an integral part of these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                  YEAR ENDED DECEMBER 31             MARCH 31
                                                             --------------------------------  --------------------
                                                               1993       1994        1995       1995       1996
                                                             ---------  ---------  ----------  ---------  ---------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).....................................  $     103  $    (262) $      (62) $    (133) $     (73)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities --
           Depreciation....................................        365        349         350         84         91
           (Gain) loss on sale of assets...................         --         15          (4)    --            (77)
           Deferred tax benefit............................         (3)      (114)       (204)       (89)       (48)
           Changes in operating assets and liabilities --
             Accounts receivable, net......................        (36)       (25)         --        (29)        40
             Inventories...................................        (41)       (48)        (50)       (12)       (10)
             Investments...................................     --            132          65        (15)       511
             Prepaid expenses and other current assets.....       (693)       404         (48)       156        317
             Accounts payable and accrued liabilities......         68        410         507       (537)      (883)
             Other.........................................        158         74          41         79         17
                                                             ---------  ---------  ----------  ---------  ---------
                   Net cash provided by (used in) operating
                      activities...........................        (79)       935         595       (496)      (115)
                                                             ---------  ---------  ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment...................         --       (436)     (1,001)       (40)    --
     Proceeds from sales of property and equipment.........         --         10           4        125        162
     Purchases of investments -- restricted................         --        (19)        (52)    --         --
                                                             ---------  ---------  ----------  ---------  ---------
                   Net cash provided by (used in) investing
                      activities...........................         --       (445)     (1,049)        85        162
                                                             ---------  ---------  ----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term obligations...........       (910)      (804)       (459)       (82)      (177)
     Proceeds from issuance of long-term obligations.......        700        558       1,048        304        200
     Dividends paid........................................         --       (105)       (195)    --            (83)
                                                             ---------  ---------  ----------  ---------  ---------
                   Net cash provided by (used in) financing
                      activities...........................       (210)      (351)        394        222        (60)
                                                             ---------  ---------  ----------  ---------  ---------
NET INCREASE (DECREASE) IN CASH............................       (289)       139         (60)      (189)       (13)
CASH AND CASH EQUIVALENTS, beginning of year...............        419        130         269        269        209
                                                             ---------  ---------  ----------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of
  year.....................................................  $     130  $     269  $      209  $      80  $     196
                                                             =========  =========  ==========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest................................  $     248  $     212  $      294  $      74  $      61
     Cash paid for income taxes............................         30         31          14     --         --

    The accompanying notes are an integral part of these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Community Bus Lines, Inc., and its six affiliated companies (collectively, the Company) operate city transit services, provide local commuter service and provide motorcoach charter and group tour services. The Company operates primarily in the New York/New Jersey metropolitan area.

     The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. (Coach USA), pursuant to which the Company merged with a subsidiary of Coach USA (the Merger). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA.

     The Company has a working capital deficit as of December 31, 1995. The Company may continue to experience working capital deficits as it pursues its business strategy of growth and expanding services. The Company has historically funded its operations with cash flows from operations and debt from lenders and stockholders. While there can be no assurances, management believes that the Company has adequate financing alternatives to fund the Company's operations through the first quarter of 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The combined financial statements include the accounts and results of operations of Community Bus Lines, Inc., and certain affiliated companies which are under common control and management of six related stockholders. All significant intercompany transactions and balances have been eliminated.

  INTERIM FINANCIAL INFORMATION

     The interim combined financial statements as of March 31, 1996, and for the three months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the combined interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At December 31, 1994 and 1995, investments have been categorized as trading securities, are stated at fair value, and are classified in the balance sheets as current assets. Investments at December 31, 1994 and 1995 consist of debt securities, marketable equity securities and certificates of deposit.

     The realized gains and losses on the sale of investments classified as trading securities are determined using the specific identification method. Unrealized gains/(losses) on trading securities totaling $(11,000), $(18,000) and $25,000 are included in net income for the years ended December 31, 1993, 1994 and 1995, respectively.

     Included in investments at December 31, 1994 and 1995, are money market funds and certificates of deposit of $528,000 and $580,000, respectively, which are restricted as to withdrawal related to the Company's accrued insurance claims payable.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  TREASURY STOCK

     Treasury stock represents shares of the Company's common stock acquired from a related party and are carried at cost.

  CONCENTRATION OF CREDIT RISK

     The Company's credit risks primarily consist of accounts receivable from governmental entities and various tour operators in the travel service industry. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

  REVENUE RECOGNITION

     The Company recognizes revenue from recreation, excursion, commuter and transit services when such services are rendered. Costs associated with the revenues are incurred and recorded as services are rendered.

  INCOME TAXES

     One of the affiliated companies is a C Corporation and the remaining companies are S Corporations for federal income tax purposes. Federal income taxes for the C Corporation are provided under the liability method considering the tax effects of transactions reported in the financial statements which are different from the tax return. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are recovered or settled.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on the combined financial statements. The Company will adopt SFAS 121 in 1996.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:


                                       ESTIMATED         DECEMBER 31
                                     USEFUL LIVES   ----------------------
                                        (YEARS)        1994        1995
                                     -------------  ----------  ----------
                                                        (IN THOUSANDS)

Transportation equipment.............      12       $    4,300  $    4,926
Other................................     3-10           1,471       1,509
                                                    ----------  ----------
                                                         5,771       6,435
Less -- Accumulated depreciation.....                   (3,181)     (3,194)
                                                    ----------  ----------
                                                    $    2,590  $    3,241
                                                    ==========  ==========
4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Notes payable to financial
  institutions, interest ranging from
  LIBOR (5.4% at December 31, 1995)
  plus 1%, to 10.5%, due in monthly
  installments of $31,320, maturing
  March 1996 through May 2001;
  secured by certain transportation
  equipment and personal guarantees
  of the stockholders................  $     375  $   1,100
Notes payable to banks, interest
  ranging from 7.3% to 9%, due in
  monthly installments of $17,250
  plus interest, maturing March 1996
  through April 2000; secured by
  certain transportation equipment...        626        480
Other................................         98        108
                                       ---------  ---------
                                           1,099      1,688
Less -- Current maturities...........       (315)      (497)
                                       ---------  ---------
                                       $     784  $   1,191
                                       =========  =========

     At December 31, 1995, future principal payments of long-term obligations are as follows (in thousands):

Year ending December 31 --

     1996............................  $     497
     1997............................        360
     1998............................        277
     1999............................        277
     2000............................        208
     Thereafter......................         69
                                       ---------
                                       $   1,688
                                       =========

     Management estimates that the fair value of its debt obligations approximates the historical value of $1,688,000 at December 31, 1995.

NOTES PAYABLE TO STOCKHOLDER

     The Company had borrowings from a stockholder totaling $132,000 and $171,000 at December 31, 1994 and 1995, respectively. The borrowings are unsecured, bear interest at 10.5%, and are payable in monthly installments of approximately $12,000.

5.  INCOME TAXES:

     The Company has implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The S Corporations in the affiliated group are not subject to taxation for federal purposes. Under S Corporation status, the stockholders report their share of the Company's taxable earnings or losses on their personal income tax returns. These companies' S Corporation status terminated with the effective date of the Merger. These companies are subject to taxation in certain states based upon the jurisdiction in which revenues are earned.

     The provision for taxes on income consists of the following:

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $      --  $       5  $       1
     State...........................          4         11         26
                                       ---------  ---------  ---------
                                               4         16         27
                                       ---------  ---------  ---------
Deferred --
     Federal.........................         (8)       (51)      (172)
     State...........................          5        (63)       (32)
                                       ---------  ---------  ---------
                                              (3)      (114)      (204)
                                       ---------  ---------  ---------
                                       $       1  $     (98) $    (177)
                                       =========  =========  =========

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation and accrued insurance claims payable. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows:


                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $     101  $     130
     Other...........................         25         33
                                       ---------  ---------
           Total deferred income tax
             liabilities.............        126        163
                                       ---------  ---------
Deferred income tax assets --
     Accrued expenses................       (305)      (546)
     Other...........................         (3)        (3)
                                       ---------  ---------
           Total deferred income tax
             assets..................       (308)      (549)
                                       ---------  ---------
                                       $    (182) $    (386)
                                       =========  =========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:


                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Tax at statutory rate................  $      36  $    (126) $     (84)
     Add (deduct) --
           State income taxes........          6        (34)        (3)
           Effect of S Corporation
             income..................        (46)        59       (146)
           Other, net................          5          3         56
                                       ---------  ---------  ---------
                                       $       1  $     (98) $    (177)
                                       =========  =========  =========

6.  COMMITMENTS AND CONTINGENCIES:

  PURCHASE COMMITMENTS

     The Company has entered into a commitment to purchase two motorcoaches during 1996 for approximately $600,000. The Company intends to trade in one motorcoach and finance the balance with bank debt which is presently being negotiated.

  LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended December 31, 1993, 1994 and 1995, was $190,000, $297,000 and $357,000, respectively. Included in these amounts are rent expenses paid to affiliated companies of $97,000, $233,000 and $300,000 for the years ended December 31, 1993, 1994 and 1995, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1996............................  $     250
     1997............................        240
     1998............................        226
     1999............................        228
     2000............................        229
     Thereafter......................        343
                                       ---------
                                       $   1,516
                                       =========

     Included in the yearly rental payments above is $195,000 to be paid to affiliated companies in each year through 2000.

  CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided for certain of these actions in the accompanying combined financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company, subject to a $100,000 deductible. As such, any claim within the first $100,000 per incident would be the financial obligation of the Company. The Company maintains a letter of credit of $500,000 which requires a commitment fee of one percent which is payable annually and is secured by certificates of deposit.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through December 31, 1995. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire in 1998.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Prepaid insurance....................  $     191  $     226
Deferred tax asset -- current........         89        297
Cash surrender value of life
insurance............................        462        479
Other................................         24         20
                                       ---------  ---------
                                       $     766  $   1,022
                                       =========  =========

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Trade accounts payable...............  $     306  $     263
Accrued compensation and benefits....        143        634
Accrued insurance claims payable.....      1,755      1,810
Other................................        281        246
                                       ---------  ---------
                                       $   2,485  $   2,953
                                       =========  =========

9.  PRO FORMA NET INCOME (UNAUDITED):

     Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1993.

     General and administrative expenses for the periods presented reflect compensation and related benefits that owners received during the periods. One owner agreed to reductions in salary and benefits in connection with the Merger and entered into five-year employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and a two-year covenant not to compete following termination of such person's employment.

     The unaudited pro forma data present compensation at the level the stockholder of the Company has agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if all of the affiliated companies had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

10. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In March 1996, the Company and its stockholders entered into a definitive agreement with Coach USA providing for the Merger of the Company with a subsidiary of Coach USA.

     In connection with the Merger, the Company dividended certain assets to the stockholders, consisting of cash surrender value of life insurance policies and automobiles, with a total carrying value of approximately $514,000. In addition, the Company made a cash distribution of approximately $655,000 prior to the Merger which represents the Company's estimated S Corporation Accumulated Adjustment Account. Had these transactions been recorded at March 31, 1996, the effect on the accompanying balance sheet would be a decrease in assets of approximately $1,169,000, liabilities of $130,000 and stockholders' equity of $1,039,000.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                           DECEMBER 31
                                       --------------------     MARCH 31
                                         1994       1995          1996
                                       ---------  ---------    -----------
                                                               (UNAUDITED)
                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......  $     129  $      20      $    19
     Accounts receivable, less
        allowance of $14, $16 and
        $16..........................         77        141          157
     Inventories.....................        367        326          326
     Prepaid expenses and other
        current assets...............         97         27           27
                                       ---------  ---------    -----------
           Total current assets......        670        514          529
PROPERTY AND EQUIPMENT, net..........      8,521      8,294        8,680
OTHER ASSETS.........................         46         36           32
                                       ---------  ---------    -----------
           Total assets..............  $   9,237  $   8,844      $ 9,241
                                       =========  =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $   1,648  $   1,708      $ 1,691
     Accounts payable and accrued
        liabilities..................      1,397      1,223        1,281
     Notes payable to stockholders...        315        315          315
                                       ---------  ---------    -----------
           Total current
             liabilities.............      3,360      3,246        3,287
LONG-TERM OBLIGATIONS, net of current
  maturities.........................      5,653      4,675        5,163
DEFERRED INCOME TAXES................        120        142          142
                                       ---------  ---------    -----------
           Total liabilities.........      9,133      8,063        8,592
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 2,500
        shares authorized, 300 shares
        issued.......................         16         16           16
     Retained earnings...............         88        765          633
                                       ---------  ---------    -----------
           Total stockholders'
             equity..................        104        781          649
                                       ---------  ---------    -----------
           Total liabilities and
             stockholders' equity....  $   9,237  $   8,844      $ 9,241
                                       =========  =========    ===========

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                            YEAR ENDED DECEMBER 31              MARCH 31
                                       ---------------------------------  --------------------
                                         1993        1994        1995       1995       1996
                                       ---------  ----------  ----------  ---------  ---------
                                                                               (UNAUDITED)
REVENUES.............................  $   8,494  $   10,001  $   11,053  $   2,342  $   2,269
OPERATING EXPENSES...................      6,665       8,457       8,241      1,996      1,971
                                       ---------  ----------  ----------  ---------  ---------
           Gross profit..............      1,829       1,544       2,812        346        298
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................        840         968       1,089        228        250
                                       ---------  ----------  ----------  ---------  ---------
           Operating income..........        989         576       1,723        118         48
OTHER (INCOME) EXPENSE:
     Interest expense................        640         683         787        206        185
     Other, net......................        (14)        (42)        141         17         (2)
                                       ---------  ----------  ----------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES....        363         (65)        795       (105)      (135)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................         35          (7)         76        (10)       (13)
                                       ---------  ----------  ----------  ---------  ---------
NET INCOME (LOSS)....................  $     328  $      (58) $      719  $     (95) $    (122)
                                       =========  ==========  ==========  =========  =========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $     328  $      (58) $      719  $     (95) $    (122)
Pro forma compensation differential..         79          86         142         35         35
     Less: Pro forma provision for
        income taxes.................        152          16         324        (20)       (30)
                                       ---------  ----------  ----------  ---------  ---------
PRO FORMA NET INCOME.................  $     255  $       12  $      537  $     (40) $     (57)
                                       =========  ==========  ==========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   COMMON STOCK                       TOTAL
                                 ----------------    RETAINED     STOCKHOLDERS'
                                 SHARES    AMOUNT    EARNINGS        EQUITY
                                 ------    ------    ---------    -------------

BALANCE AT DECEMBER 31, 1992....   300      $ 16      $   (99)       $   (83)
     Dividends paid.............  --        --            (42)           (42)
     Net income.................  --        --            328            328
                                 ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1993....   300        16          187            203
     Dividends paid.............  --        --            (41)           (41)
     Net loss...................  --        --            (58)           (58)
                                 ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1994....   300        16           88            104
     Dividends paid.............  --        --            (42)           (42)
     Net income.................  --        --            719            719
                                 ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1995....   300        16          765            781
                                 ------    ------    ---------    -------------
     Dividends paid (unaudited).  --        --            (10)           (10)
     Net loss (unaudited).......  --        --           (122)          (122)
                                 ------    ------    ---------    -------------
BALANCE AT MARCH 31, 1996
  (unaudited)...................   300      $ 16      $   633        $   649
                                 ======    ======    =========    =============

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                             YEAR ENDED DECEMBER 31               MARCH 31
                                       ----------------------------------  ----------------------
                                          1993        1994        1995        1995        1996
                                       ----------  ----------  ----------  ----------  ----------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $      328  $      (58) $      719  $      (95) $     (122)
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities --
           Depreciation..............         377         634         593         141         156
           (Gain) loss on sale of
             assets..................          --         (42)         60
           Deferred tax provision
             (benefit)...............          35          (7)         58          (7)        (13)
           Changes in operating
             assets and
             liabilities --
             Accounts receivable,
                net..................          52          (8)        (64)        (74)        (16)
             Inventories.............        (209)        (50)         41          32          --
             Prepaid expenses and
                other current
                assets...............         (61)          9          60          92          13
             Accounts payable and
                accrued liabilities..         447         277        (174)        153          58
             Other...................         (31)         21         (16)          7           4
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash provided
                      by operating
                      activities.....         938         776       1,277         249          80
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
        equipment....................        (954)     (2,163)       (711)        (14)       (542)
     Proceeds from sales of property
        and equipment................          --       1,172         285          --          --
                                       ----------  ----------  ----------
                   Net cash used in
                      investing
                      activities.....        (954)       (991)       (426)        (14)       (542)
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..................      (1,012)     (2,954)     (1,545)       (350)       (227)
     Proceeds from issuance of
        long-term obligations........       1,085       3,294         627                     698
     Dividends paid..................         (42)        (41)        (42)        (10)        (10)
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash provided
                      by (used in)
                      financing
                      activities.....          31         299        (960)       (360)        461
                                       ----------  ----------  ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH......          15          84        (109)       (125)         (1)
CASH AND CASH EQUIVALENTS, beginning
  of year............................          30          45         129         129          20
                                       ----------  ----------  ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $       45  $      129  $       20  $        4  $       19
                                       ==========  ==========  ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $      649  $      799  $      680  $      180  $      147

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Cape Transit Corp., operating as Adventure Trails (the Company), provides motorcoach services to the Atlantic City, New Jersey, casinos (the casinos), including shuttles from the airport, scheduled service from Philadelphia, Pennsylvania, and contract service for employee shuttles. The Company also provides charter and group tour services.

     The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. (Coach USA), pursuant to which the Company merged with a subsidiary of Coach USA (the Merger). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA.

     The Company has a working capital deficit as of December 31, 1995. The Company may continue to experience working capital deficits as it pursues its business strategy of growth and expanding services. Management expects that expanded operations will generate sufficient cash flows from operations to meet the Company's working capital needs in 1996. In the event that cash flows from operations are not sufficient in 1996, the Company could initially defer repayment of its obligations to stockholders and may also consider other refinancing alternatives. The Company has historically funded its operations with cash flows from operations and debt from lenders and stockholders. The Company's operations may be impacted by its concentration of services provided to the casinos and its geographical concentration in New Jersey and neighboring states, as the Company could be impacted by changes in the economic or other conditions of its customer base. Additionally, the Company's operations are seasonal with the Company achieving the highest levels of operations and net income during the second and third quarters of the year. While there can be no assurances, management believes that the Company has adequate financing alternatives to fund the Company's operations through the first quarter of 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INTERIM FINANCIAL INFORMATION

     The interim financial statements as of March 31, 1996, and for the three months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.
                                       83

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  CONCENTRATION OF CREDIT RISK

     The Company's credit risks primarily consist of accounts receivable from the casinos or their affiliates, or businesses dependent upon the casinos. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

  REVENUE RECOGNITION

     The Company recognizes revenue from recreation, excursion and commuter services when such services are rendered. Costs associated with the revenues are incurred and recorded as services are rendered.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on the financial statements. The Company will adopt SFAS 121 in 1996.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                         ESTIMATED        DECEMBER 31
                                       USEFUL LIVES   --------------------
                                          (YEARS)       1994       1995
                                       -------------  ---------  ---------
                                                         (IN THOUSANDS)

Transportation equipment.............       12        $   9,411  $   9,639
Other................................      5-10             304        347
                                                      ---------  ---------
                                                          9,715      9,986
Less --Accumulated depreciation......                    (1,194)    (1,692)
                                                      ---------  ---------
                                                      $   8,521  $   8,294
                                                      =========  =========
                                       84

     Included in transportation equipment at December 31, 1994 and 1995, are approximately $5,097,000 and $5,325,000, respectively, of assets held under capital leases.

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                            DECEMBER 31
                                       ----------------------
                                          1994        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Notes payable to financial
  institutions, interest ranging from
  prime (8.5% at December 31, 1995)
  plus 1.5%, to 11.5%, due in monthly
  installments of $47,600, maturing
  at various dates through November
  2004; secured by certain
  transportation equipment and the
  personal guarantees of the
  stockholders.......................  $    3,257  $    2,758
Obligations under capital leases of
  certain transportation equipment,
  implicit interest rates ranging
  from 7.7% to 13.5%, due in monthly
  installments of $82,400, maturing
  at various dates through 2000......       2,986       2,708
Note payable to a bank, interest at
  prime plus 1.5%, due in monthly
  installments of $3,333 plus
  interest, maturing December 1998;
  secured by the assets of the
  Company and personal guarantees of
  the stockholders...................         400         360
Note payable to an individual,
  interest at 7.5%, due in monthly
  installments of $6,224, maturing
  February 2000; secured by certain
  transportation equipment and the
  personal guarantees and partial
  assignment of life insurance
  policies of the stockholders.......         319         267
Other................................         339         290
                                       ----------  ----------
                                            7,301       6,383
Less -- Current maturities...........      (1,648)     (1,708)
                                       ----------  ----------
                                       $    5,653  $    4,675
                                       ==========  ==========

     At December 31, 1995, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows:


                                         LONG-TERM      CAPITAL LEASE
                                        OBLIGATIONS      OBLIGATIONS
                                        ------------    -------------
                                                (IN THOUSANDS)
     Year ending December 31 --
           1996......................      $  868          $ 1,074
           1997......................         641            1,048
           1998......................         715              636
           1999......................         319              220
           2000......................         247              103
           Thereafter................         885              123
                                        ------------    -------------
                                           $3,675            3,204
                                        ============
     Less -- Amounts representing
        interest.....................                         (496)
                                                        -------------
                                                           $ 2,708
                                                        =============

     Certain obligations totaling $4,410,000 contain warranties and covenants with which the Company was not in compliance as of December 31, 1995. The Company requested and received waivers from the lenders indicating that the scheduled repayment terms would not be revised as a result of these covenant violations through January 1, 1997.

     Management estimates that the fair value of its debt obligations approximates the historical value of $3,675,000 at December 31, 1995.

  NOTES PAYABLE TO STOCKHOLDERS

     The Company had borrowings from stockholders totaling $315,000 at December 31, 1994 and 1995. The borrowings are unsecured, noninterest-bearing and payable upon demand.

5.  INCOME TAXES:

     The Company has elected S Corporation status, as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the stockholders report their share of the Company's taxable earnings or losses on their personal income tax returns. The Company's S Corporation status terminated with the effective date of the Merger. The Company is subject to taxation in certain states based upon the jurisdiction in which revenues are earned.

     The provision for taxes on income consists of the following:

                                           YEAR ENDED DECEMBER 31
                                       -------------------------------
                                         1993       1994       1995
                                       ---------  ---------  ---------
                                                (IN THOUSANDS)
     State --
           Current...................  $      --  $      --  $      18
           Deferred..................         35         (7)        58
                                       ---------  ---------  ---------
                                       $      35  $      (7) $      76
                                       =========  =========  =========

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation and accrued
                                       86

insurance claims payable. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows:
                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $     120  $     142
     Other...........................     --         --
                                       ---------  ---------
           Total deferred income tax
             liabilities.............        120        142
                                       ---------  ---------
Deferred income tax assets --
     Accrued expenses................        (39)       (34)
     Other...........................        (34)        (3)
                                       ---------  ---------
           Total deferred income tax
             assets..................        (73)       (37)
                                       ---------  ---------
                                       $      47  $     105
                                       =========  =========

6.  COMMITMENTS AND CONTINGENCIES:

  PURCHASE COMMITMENTS

     The Company has entered into a commitment to purchase 11 motorcoaches during 1996 for approximately $3,100,000. The Company took delivery of the first two motorcoaches during January 1996 and financed the transaction by issuing two installment promissory notes totaling approximately $515,000 bearing interest at
9.8 percent. The notes are payable in monthly installments totaling approximately $6,700, mature January 2006, and are secured by the two motorcoaches and personal guarantees of the Company's stockholders. The Company has received a proposal from the same institution regarding the financing of the remaining motorcoaches.

  LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended December 31, 1993, 1994 and 1995, was $53,000, $56,000 and $67,000, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1996............................  $      63
     1997............................         45
     1998............................         42
     1999............................         42
     2000............................         35
                                       ---------
                                       $     227
                                       =========

  CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided for certain of these actions in the accompanying financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company, subject to a $10,000 deductible. As such, any claim within the first $10,000 per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through December 31, 1995. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  COLLECTIVE BARGAINING AGREEMENT

     Certain employees of the Company are involved in discussions which could lead to their representation under a collective bargaining agreement. Such an agreement could require the Company to pay specified wages to its union employees over the course of the agreement as well as to contribute to the union's employee benefit plans.

  SUBSEQUENT EVENTS

     Subsequent to December 31, 1995, the Company issued a promissory note for $350,000, secured by certain transportation equipment, and used the proceeds to retire a capital lease obligation of approximately $166,000 and to provide working capital. The note bears interest at 10.8 percent and is payable in monthly installments of principal and interest of $8,210. The note matures July 16, 2000.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------

                                          (IN THOUSANDS)
Prepaid insurance....................  $      60  $      --
Deferred tax asset -- current........         37         27
                                       ---------  ---------
                                       $      97  $      27
                                       =========  =========

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:


                                           DECEMBER 31
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Trade accounts payable...............  $     735  $     371
Accrued compensation and benefits....        203        197
Accrued insurance claims payable.....         44         99
Other................................        415        556
                                       ---------  ---------
                                       $   1,397  $   1,223
                                       =========  =========

9.  PRO FORMA NET INCOME (UNAUDITED):

     Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1993.

     General and administrative expenses for the periods presented reflect compensation and related benefits that owners received during the periods. One owner agreed to reductions in salary and benefits in connection with the Merger and entered into a five-year employment agreement which provides for a set base salary, participation in future incentive bonus plans, certain other benefits and a two-year covenant not to compete following termination of such person's employment.

     The unaudited pro forma data present compensation at the level the respective stockholder of the Company has agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

10.  EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT
     PUBLIC ACCOUNTANTS (UNAUDITED):

     In March 1996, the Company and its stockholders entered into a definitive agreement with Coach USA providing for the Merger of the Company with a subsidiary of Coach USA.
                                       89

                            ARROW STAGE LINES, INC.
                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                            SEPTEMBER 30
                                       ----------------------   MARCH 31,
                                          1994        1995         1996
                                       ----------  ----------   ----------
                                                                (UNAUDITED)
               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents.......  $      147  $      286    $     10
     Accounts receivable, less
        allowance of $34, $38
        and $38......................       1,067       1,021         670
     Inventories.....................         285         297         346
     Investments.....................         278         543         297
     Prepaid expenses and other
        current assets...............         322         458         344
                                       ----------  ----------   ----------
           Total current assets......       2,099       2,605       1,667
PROPERTY AND EQUIPMENT, net..........      13,559      14,581      16,138
OTHER ASSETS.........................         325         196         204
                                       ----------  ----------   ----------
           Total assets..............  $   15,983  $   17,382    $ 18,009
                                       ==========  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $    1,659  $    1,887    $  2,077
     Accounts payable and accrued
        liabilities..................       1,038       1,338       1,844
                                       ----------  ----------   ----------
           Total current
             liabilities.............       2,697       3,225       3,921
LONG-TERM OBLIGATIONS, net of current
  maturities.........................       9,024       9,117       9,407
                                       ----------  ----------   ----------
           Total liabilities.........      11,721      12,342      13,328
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $100 par, 990
        shares authorized,
        10 shares issued.............           1           1           1
     Retained earnings...............       4,261       5,039       4,680
                                       ----------  ----------   ----------
           Total stockholders'
             equity..................       4,262       5,040       4,681
                                       ----------  ----------   ----------
           Total liabilities and
             stockholders' equity....  $   15,983  $   17,382    $ 18,009
                                       ==========  ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                            YEAR ENDED SEPTEMBER 30             MARCH 31
                                       ---------------------------------  --------------------
                                         1993        1994        1995       1995       1996
                                       ---------  ----------  ----------  ---------  ---------
                                                                              (UNAUDITED)
REVENUES.............................  $   9,469  $   10,039  $   10,650  $   4,835  $   4,661
OPERATING EXPENSES...................      6,655       6,957       7,222      3,783      3,668
                                       ---------  ----------  ----------  ---------  ---------
           Gross profit..............      2,814       3,082       3,428      1,052        993
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      1,216       1,493       1,751        646        697
                                       ---------  ----------  ----------  ---------  ---------
           Operating income (loss)...      1,598       1,589       1,677        406        296
OTHER (INCOME) EXPENSE:
     Interest expense................        726         773         807        377        467
     Interest income.................        (76)        (19)        (41)        (4)       (22)
     Other, net......................       (149)       (220)       (108)       (13)       (10)
                                       ---------  ----------  ----------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES....      1,097       1,055       1,019         46       (139)
PROVISION FOR INCOME TAXES...........     --          --          --         --         --
                                       ---------  ----------  ----------  ---------  ---------
NET INCOME (LOSS)....................  $   1,097  $    1,055  $    1,019  $      46  $    (139)
                                       =========  ==========  ==========  =========  =========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $   1,097  $    1,055  $    1,019  $      46  $    (139)
     Pro forma compensation
        differential.................         60          30          32         15         17
     Less: Pro forma provision
        (benefit) for income taxes...        480         432         431         26        (49)
                                       ---------  ----------  ----------  ---------  ---------
PRO FORMA NET INCOME (LOSS)..........  $     677  $      653  $      620  $      35  $     (73)
                                       =========  ==========  ==========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     COMMON STOCK                      TOTAL
                                   ----------------    RETAINED    STOCKHOLDERS'
                                   SHARES    AMOUNT    EARNINGS       EQUITY
                                   ------    ------    --------    -------------

BALANCE AT SEPTEMBER 30, 1992.....    10      $  1      $2,182        $ 2,183
     Dividends paid...............  --        --           (73)           (73)
     Net income...................  --        --         1,097          1,097
                                   ------    ------    --------    -------------
BALANCE AT SEPTEMBER 30, 1993.....    10         1       3,206          3,207
     Net income...................  --        --         1,055          1,055
                                   ------    ------    --------    -------------
BALANCE AT SEPTEMBER 30, 1994.....    10         1       4,261          4,262
     Dividends paid...............  --        --          (241)          (241)
     Net income...................  --        --         1,019          1,019
                                   ------    ------    --------    -------------
BALANCE AT SEPTEMBER 30, 1995.....    10         1       5,039          5,040
                                   ------    ------    --------    -------------
     Dividends paid (unaudited)...  --        --          (220)          (220)
     Net loss (unaudited).........  --        --          (139)          (139)
                                   ------    ------    --------    -------------
BALANCE AT MARCH 31, 1996
  (unaudited).....................    10      $  1      $4,680        $ 4,681
                                   ======    ======    ========    =============

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                            YEAR ENDED SEPTEMBER 30      SIX MONTHS ENDED MARCH, 31
                                       ----------------------------------  ----------------------
                                          1993        1994        1995        1995        1996
                                       ----------  ----------  ----------  ----------  ----------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $    1,097  $    1,055  $    1,019  $       46  $     (139)
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities --
     Depreciation....................         766         926       1,240         506         735
           Gain on sale of assets....        (146)       (180)        (49)         --          --
           Changes in operating
             assets and
             liabilities --
             Accounts receivable,
                net..................        (211)       (193)         46         331         351
             Inventories.............         (62)        (70)        (12)         (1)        (49)
             Investments.............          --         (16)       (265)         --         246
             Prepaid expenses and
                other current
                assets...............        (179)       (120)       (136)        226         114
             Accounts payable and
                accrued
                liabilities..........         167         222         300          25         506
             Other...................          (9)       (154)        129          89          (8)
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash provided
                      by operating
                      activities.....       1,423       1,470       2,272       1,222       1,756
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
        equipment....................        (103)       (759)     (2,513)     (1,146)     (2,292)
     Proceeds from sales of property
        and equipment................         183          --         300         349          --
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash provided
                      by (used in)
                      investing
                      activities.....          80        (759)     (2,213)       (797)     (2,292)
                                       ----------  ----------  ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..................      (2,115)     (1,382)     (2,128)     (1,062)       (824)
     Proceeds from issuance of
        long-term obligations........         753         572       2,449         540       1,304
     Dividends paid..................         (73)         --        (241)         --        (220)
                                       ----------  ----------  ----------  ----------  ----------
                   Net cash provided
                      by (used in)
                      financing
                      activities.....      (1,435)       (810)         80        (522)        260
                                       ----------  ----------  ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH......          68         (99)        139         (97)       (276)
CASH AND CASH EQUIVALENTS, beginning
  of year............................         178         246         147         147         286
                                       ----------  ----------  ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of
year.................................  $      246  $      147  $      286  $       50  $       10
                                       ==========  ==========  ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $      697  $      774  $      807  $      378  $      483

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Arrow Stage Lines, Inc. (the Company), provides motorcoach charter services principally in the southwestern United States.

     The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. (Coach USA), pursuant to which the Company merged with a subsidiary of Coach USA (the Merger). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA.

     The Company has a working capital deficit as of September 30, 1995. The Company may continue to experience working capital deficits as it pursues its business strategy of growth and expanding services. The Company has historically funded its operations with cash flows from operations and debt from lenders and stockholders. While there can be no assurances, management believes that the Company has adequate financing alternatives to fund the Company's operations through the first quarter of 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  INTERIM FINANCIAL INFORMATION

     The interim financial statements as of March 31, 1996 and for the six months ended March 31, 1995 and 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At September 30, 1994 and 1995, investments have been categorized as trading securities, are stated at fair value, and are classified in the balance sheets as current assets. Investments at September 30, 1994 and 1995, consist of money market and mutual funds.

     The realized gains and losses on the sale of investments classified as trading securities are determined using the specific identification method. Unrealized gains, (losses) on trading securities totaling $2,000, $(3,000) and $52,000 are included in net income for the years ended September 30, 1993, 1994 and 1995, respectively.
                                       94
  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  CONCENTRATION OF CREDIT RISK

     The Company's credit risks primarily consist of accounts receivable from various tour operators in the travel service industry. One of the Company's customers individually represents 20%, 18% and 20% of total revenues for the years ended September 30, 1993, 1994 and 1995, respectively. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

  REVENUE RECOGNITION

     The Company recognizes revenue from recreation and excursion services when such services are rendered. Costs associated with the revenues are incurred and recorded as services are rendered.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on the financial statements. The Company will adopt SFAS 121 in 1996.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                        ESTIMATED          SEPTEMBER 30
                                       USEFUL LIVES   ----------------------
                                         (YEARS)         1994        1995
                                       ------------   ----------  ----------
                                                         (IN THOUSANDS)
Transportation equipment.............      12         $   14,288  $   15,720
Other................................     3-31             1,989       2,075
                                                      ----------  ----------
                                                          16,277      17,795
Less -- Accumulated depreciation.....                     (2,718)     (3,214)
                                                      ----------  ----------
                                                      $   13,559  $   14,581
                                                      ==========  ==========
                                        95

    Included in transportation equipment at September 30, 1994 and 1995, are approximately $8,110,000 and $7,726,000, respectively, of assets held under capital leases.

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                            SEPTEMBER 30
                                       ----------------------
                                          1994        1995
                                       ----------  ----------

                                           (IN THOUSANDS)
     Obligations under capital leases
       of certain transportation
       equipment, implicit interest
       rates ranging from 6.1% to
       9.7%, due in monthly
       installments of $93,809,
       maturing at various dates
       through 2002..................  $    6,379  $    5,157
     Notes payable to banks, interest
       ranging from 7.1% to 8.8%, due
       in monthly installments
       totaling $84,408 including
       interest, maturing at various
       dates through July 2002;
       secured by certain
       transportation equipment......       1,832       4,029
     Note payable to a bank, interest
       at 7.5% until May 1998, at
       which time interest accrues at
       3.2% above the Federal Reserve
       Bank rate on treasury notes,
       due in monthly installments of
       $13,849 including interest,
       through May 2001; secured by
       certain transportation
       equipment.....................         870         767
     Note payable to a bank, interest
       at 8.8%, due in monthly
       installments of $7,267
       including interest, through
       May 1999; secured by real
       property......................         568         530
     Note payable to a leasing
       corporation, interest at 8.2%,
       due in monthly installments of
       $11,756 including interest,
       through March 2000; secured by
       certain transportation
       equipment.....................         626         521
     Notes payable to banks, paid in
       1995..........................  $      408  $       --
                                       ----------  ----------
                                           10,683      11,004
     Less -- Current maturities......      (1,659)     (1,887)
                                       ----------  ----------
                                       $    9,024  $    9,117
                                       ==========  ==========

                                       96

     At September 30, 1995, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows:


                                         LONG-TERM     CAPITAL LEASE
                                        OBLIGATIONS     OBLIGATIONS
                                        -----------    -------------
                                              (IN THOUSANDS)
Year ending September 30 --
     1996............................     $   973         $ 1,282
     1997............................         988           1,522
     1998............................         953             970
     1999............................       1,255             730
     2000............................         800           1,048
     Thereafter......................         878             739
                                        -----------    -------------
                                          $ 5,847           6,291
                                        ===========
Less -- Amounts representing
  interest...........................                      (1,134)
                                                       -------------
                                                          $ 5,157
                                                       =============

     Management estimates that the fair value of its debt obligations approximates the historical value of $5,847,000 at September 30, 1995.

     Certain obligations totaling $5,816,000 contain warranties and covenants with which the Company was not in compliance as of September 30, 1995. The Company requested and received waivers from the lenders indicating that the scheduled repayment terms would not be revised as a result of these covenant violations through January 1, 1997.

5.  INCOME TAXES:

     The Company has elected S Corporation status, as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal and state purposes. Under S Corporation status, the stockholders report their share of the Company's taxable earnings or losses on their personal income tax returns. The Company's S Corporation status terminated with the effective date of the Merger.
                                       97

6.  COMMITMENTS AND CONTINGENCIES:

  PURCHASE COMMITMENTS

     The Company has entered into commitments to purchase 15 motorcoaches during 1996 for approximately $4,700,000. The Company intends to trade in a similar number of motorcoaches and finance the balance with bank debt which is presently being negotiated.

  LEASES

     The Company leases certain equipment under noncancelable leases. Rental expense for the years ended September 30, 1993, 1994 and 1995, was $1,000, $5,000 and $5,000, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):


Year ending September 30 --
     1996............................  $       5
     1997............................          2
     1998............................         --
     1999............................         --
     2000............................         --
                                             ---
                                       $       7
                                             ===

  CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided for certain of these actions in the accompanying financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company, subject to a $25,000 deductible. As such, any claim within the first $25,000 per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through September 30, 1995. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

                                       98

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           SEPTEMBER 30
                                       --------------------
                                         1994       1995
                                       ---------  ---------

                                          (IN THOUSANDS)

Prepaid insurance....................  $      54  $      35
Cash surrender value of life
  insurance..........................         71        133
Other................................        197        290
                                       ---------  ---------
                                       $     322  $     458
                                       =========  =========

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           SEPTEMBER 30
                                       --------------------
                                         1994       1995
                                       ---------  ---------
                                          (IN THOUSANDS)

Trade accounts payable...............  $     421  $     426
Accrued compensation and benefits....        179        292
Deferred revenue.....................        133        195
Accrued insurance claims payable.....         61         67
Other................................        244        358
                                       ---------  ---------
                                       $   1,038  $   1,338
                                       =========  =========

9.  PRO FORMA NET INCOME (UNAUDITED):

     Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on October 1, 1992.

     General and administrative expenses for the periods presented reflect compensation and related benefits that owners received during the periods. These owners agreed to reductions in salaries and benefits in connection with the Merger and entered into five-year employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and a two-year covenant not to compete following termination of such person's employment.

     The unaudited pro forma data present compensation at the level the respective stockholders of the Company have agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal and state income taxes and for the income tax impact of the compensation differential discussed above.
                                       99

10. EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (UNAUDITED):

     In March 1996, the Company and its stockholders entered into a definitive agreement with Coach USA providing for the Merger of the Company with a subsidiary of Coach USA.

     In connection with the Merger, the Company dividended certain assets to the stockholders, consisting of land, buildings, cash surrender value of life insurance and automobiles, with a total carrying value of approximately $1,545,000. In addition, the Company made a cash distribution of approximately $729,000 prior to the Merger which represents the Company's estimated S Corporation Accumulated Adjustment Account. Had these transactions been recorded at March 31, 1996, the effect on the accompanying balance sheet would be a decrease in assets of approximately $2,274,000, liabilities of $530,000 and stockholders' equity of $1,744,000.

     Concurrent with the Merger, the Company entered into agreements with the stockholders to lease land and buildings used in the Company's operations for a negotiated amount and term.
                                      100
                                 PART I, ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Combined Founding Companies' Financial Statements and related notes thereto and "Selected Combined Founding Companies' Financial Data" appearing elsewhere in this filing.

INTRODUCTION

     The Company's motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts to provide motorcoach services. Operating expenses consist primarily of salaries and benefits for drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and commissions to agents. General and administrative expenses consist primarily of compensation and related benefits to the Founding Companies' owners and certain key employees, administrative salaries and benefits, marketing, communications and professional fees.

     The Founding Companies have been managed throughout the periods presented as independent private companies, and, as such, their results of operations reflect a variety of tax structures (S Corporations and C Corporations) which have influenced, among other things, their historical levels of owners' compensation. These owners and certain key employees agreed to certain reductions in their compensation and benefits in connection with the organization of the Company and the Mergers. The differential between the previous compensation and benefits of these individuals and the compensation they agreed to receive subsequent to the Mergers is referred to as "Compensation Differential." This Compensation Differential and the related income tax effect have been reflected as pro forma adjustments in the Coach USA pro forma financial information. See "Management -- Executive Compensation; Employment Agreements; Covenants-Not-To-Compete."

     The Company has preliminarily analyzed the savings that it expects to realize by consolidating certain general and administrative functions, including reductions in insurance and employee benefit plan expenses. In addition, the Company anticipates that it will realize benefits from: (i) the reduction in interest payments related to the prepayment of a portion of the Founding Companies' debt; (ii) its ability to borrow at lower interest rates than the Founding Companies; and (iii) savings in other general and administrative areas. The Company cannot, at this time, quantify these savings. It is anticipated that these savings will be partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management. However, these costs also cannot be accurately quantified. Accordingly, neither the anticipated savings nor the anticipated costs have been included in the pro forma financial information included herein. As a result, historical combined results may not be comparable to, or indicative of, future performance.
                                      101

RESULTS OF OPERATIONS -- COMBINED

     The combined results discussed below occurred when the combined Founding Companies were not under common control or management and may not be comparable to, or indicative of, future performance. See "Risk Factors -- Absence of Combined Operating History."

COMBINED RESULTS FOR 1994 COMPARED TO 1995

     REVENUES. Revenues increased $6.7 million, or 6.3%, from $106.8 million in 1994 to $113.5 million in 1995. This increase was largely due to: (i) an increase in Gray Line SF's revenues of $4.7 million, or 19.2%, from $24.5 million in 1994 to $29.2 million in 1995, primarily attributable to additional transit services which began during the middle of 1994 and increased sightseeing business in 1995; (ii) an increase in Leisure's revenues of $1.3 million, or 7.3%, from $17.7 million in 1994 to $19.0 million in 1995, primarily attributable to increased charter and transit services and the addition of two daily scheduled routes to Atlantic City; and (iii) an increase in Adventure's revenues of $1.1 million, or 11.0%, from $10.0 million in 1994 to $11.1 million in 1995, primarily attributable to additional airport service between the Atlantic City airport and the Atlantic City casinos. This increase was partially offset by a decrease in Suburban's and Community's revenues of $0.6 million, or 2.0%, from $30.4 million in 1994 to $29.8 million in 1995 and $0.3 million, or 2.1%, from $14.1 million in 1994 to $13.8 million in 1995, respectively.

     OPERATING EXPENSES. Operating expenses increased by $1.4 million, or 1.6%, from $88.3 million in 1994 to $89.7 million in 1995, but declined to 79.0% of revenues in 1995 from 82.7% in 1994. The dollar increase was primarily attributable to a $3.6 million increase, or 18.9%, from $19.0 million in 1994 to $22.6 million in 1995 in Gray Line SF's operating expenses, consistent with its percentage increase in revenues. Gray Line SF's additional operating expenses consisted largely of increased drivers' salaries, agents' commissions and vehicle maintenance expenses. This increase was partially offset by a decrease in Suburban's, Community's and Adventure's operating expenses of $2.2 million, or 8.0%, from $27.5 million in 1994 to $25.3 million in 1995, $0.5 million, or 4.5%, from $12.2 million in 1994 to $11.7 million in 1995, and $0.3 million, or 2.6%, from $8.5 million in 1994 to $8.2 million in 1995, respectively. The decrease in operating expenses as a percentage of revenues was primarily attributable to the 8.0% decrease in Suburban's operating expenses resulting from the decision not to renew a municipal contract, lower salaries, wages and related benefits from favorable revisions of its collective bargaining agreements and changes to Suburban's employee group medical benefits program.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.7 million, or 13.6%, from $12.5 million in 1994 to $14.2 million in 1995. This increase was largely due to an increase in owners' compensation in 1995 of $1.1 million and an increase in Gray Line SF's general and administrative expenses consistent with its increase in revenues. The $1.1 million increase in owners' compensation was primarily attributable to an increase in 1995 from the prior year of $0.3 million for Suburban, $0.4 million for Community and $0.3 million for Gray Line SF.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $2.1 million in 1994 and $3.2 million in 1995, increased 60.0%, from $8.0 million, or 7.5% of revenues, in 1994 to $12.8 million, or 11.3% of revenues, in 1995. The increase was attributable to the net increase in revenues of $6.7 million, primarily from additional charter and transit services provided by Gray Line SF, Leisure and Adventure and the reduction of operating expenses as a percentage of revenues, particularly by Suburban, due to its decision not to renew a municipal contract, favorable revisions of its collective bargaining agreements and lower expenses related to its employee group medical benefits program. Specifically, pro forma operating income increased (i) $1.6 million, from $1.2 million in 1994 to

                                      102

$2.8 million in 1995 for Suburban; (ii) $0.5 million, from $1.8 million in 1994 to $2.3 million in 1995 for Gray Line SF; (iii) $1.0 million, from $1.8 million in 1994 to $2.8 million in 1995 for Leisure; (iv) $0.5 million, from $0.9 million in 1994 to $1.4 million in 1995 for Community; and (v) $1.2 million, from $0.7 million in 1994 to $1.9 million in 1995 for Adventure. The Compensation Differential increased (i) $0.3 million, from $0.6 million in 1994 to $0.9 million in 1995 for Suburban; (ii) $0.3 million, from $0.1 million in 1994 to $0.4 million in 1995 for Gray Line SF; and (iii) $0.4 million, from $1.0 million in 1994 to $1.4 million in 1995 for Community.

     INTEREST EXPENSE. Interest expense increased $0.5 million, or 17.8%, from $2.7 million in 1994 to $3.2 million in 1995. This increase was largely due to:
(i) an increase in Suburban's interest expense of $0.2 million; (ii) an increase in Gray Line SF's interest expense of $0.1 million; and (iii) an increase in Adventure's interest expense of $0.1 million. In each case, the increase resulted from higher outstanding debt during 1995 as a result of equipment purchases.

     OTHER INCOME, NET. Other income, net decreased $0.1 million, or 23.6%, from $0.4 million in 1994 to $0.3 million in 1995, primarily due to gains and losses realized from the sale of transportation equipment by several of the Founding Companies.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased 66.7% from $3.6 million, or 3.4% of revenues, in 1994 to $6.0 million, or 5.3% of revenues, in 1995. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential of $0.8 million in 1994 and $1.3 million in 1995, and income taxes on S Corporation income and on revenues generated from motorcoaches owned by a stockholder of Gray Line SF which were not included in historical net income of $1.0 million in 1994 and $2.0 million in 1995. Specifically, pro forma net income increased (i) $0.8 million, from $0.7 million in 1994 to $1.5 million in 1995 for Suburban; (ii) $0.2 million, from $0.9 million in 1994 to $1.1 million in 1995 for Gray Line SF; (iii) $0.6 million, from $1.0 million in 1994 to $1.6 million in 1995 for Leisure; (iv) $0.3 million, from $0.4 million in 1994 to $0.7 million in 1995 for Community; and (v) $0.5 million, from $12,000 in 1994 to $0.5 million in 1995 for Adventure.

COMBINED RESULTS FOR 1993 COMPARED TO 1994

     REVENUES. Revenues increased $3.7 million, or 3.6%, from $103.1 million in 1993 to $106.8 million in 1994. This increase was largely due to: (i) an increase in Gray Line SF's revenues of $2.4 million, or 10.9%, from $22.1 million in 1993 to $24.5 million in 1994, primarily attributable to the start-up of additional transit and commuter operations and a higher volume of sightseeing business; and (ii) an increase in Adventure's revenues of $1.5 million, or 17.6%, from $8.5 million in 1993 to $10.0 million in 1994, primarily attributable to expanded Atlantic City casino employee shuttle contracts and additional tour and charter business. These increases were partially offset by a decrease in Suburban's revenues of $1.9 million, or 5.9%, from $32.3 million in 1993 to $30.4 million in 1994, primarily attributable to the loss of one municipal contract and the decision to discontinue a low margin municipal contract during 1994.

     OPERATING EXPENSES. Operating expenses increased $2.9 million, or 3.4%, from $85.4 million in 1993 to $88.3 million in 1994, but declined as a percent of revenues from 82.8% in 1993 to 82.7% in 1994. This dollar increase was largely due to: (i) an increase in Gray Line SF's operating expenses of $2.4 million, or 14.5%, from $16.6 million in 1993 to $19.0 million in 1994, primarily attributable to additional fleet, employee and other costs associated with new transit and commuter contracts; (ii) an increase in Community's operating expenses of $1.1 million, or 9.9%, from $11.1 million in 1993 to $12.2 million in 1994, primarily attributable to higher operating activity and increased maintenance expenses; and (iii) an increase in Adventure's operating expenses of $1.8 million, or 26.9%, from $6.7 million in 1993 to $8.5 million in 1994, primarily attributable to an increase in its motorcoach fleet and related maintenance, depreciation and employee expenses. These increases were partially offset by a decrease in Suburban's
                                      103

operating expenses of $1.4 million, or 4.8%, from $28.9 million in 1993 to $27.5 million in 1994, and a decrease in Leisure's operating expenses of $1.4 million, or 9.0%, from $15.5 million in 1993 to $14.1 million in 1994, primarily attributable to a reduction in maintenance costs for its transportation equipment.

     GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $12.5 million, or 12.1% of revenues, in 1993 and $12.5 million, or 11.7% of revenues, in 1994.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $1.8 million in 1993 and $2.1 million in 1994, increased 12.7%, from $7.1 million, or 6.9% of revenues, in 1993, to $8.0 million, or 7.5% of revenues, in 1994. The increase was attributable to the net increase in revenues of $3.7 million primarily from additional charter and transit services provided by Gray Line SF and Adventure, offset by Suburban's decrease in revenues from two municipal contracts. The net increase in revenues, along with the decrease in Leisure's operating expenses, were offset by increases in maintenance costs for Adventure and Community attributable to increases in their motorcoach fleet and higher operating activity. Specifically, the pro forma operating income (i) decreased $0.3 million, from $1.5 million in 1993 to $1.2 million in 1994 for Suburban; (ii) increased $0.3 million, from $1.5 million in 1993 to $1.8 million in 1994 for Gray Line SF; (iii) increased $1.7 million, from $0.1 million in 1993 to $1.8 million in 1994 for Leisure; (iv) decreased $0.3 million, from $1.2 million in 1993 to $0.9 million in 1994 for Community; and (v) decreased $0.4 million, from $1.1 million in 1993 to $0.7 million in 1994 for Adventure.

     INTEREST EXPENSE. Interest expense increased $0.1 million, or 3.1%, from $2.6 million in 1993 to $2.7 million in 1994.

     OTHER INCOME, NET. Other income, net increased $0.1 million, or 43.8%, from $0.3 million in 1993 to $0.4 million in 1994, primarily due to gains and losses realized from the sale of transportation equipment by several of the Founding Companies.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, was $2.9 million, or 2.8% of revenues, in 1993 compared to $3.6 million, or 3.4% of revenues, in 1994. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential of $0.8 million in 1993 and $0.8 million in 1994, and income taxes on S Corporation income and on revenues generated from motorcoaches owned by a stockholder of Gray Line SF which were not included in historical net income of $0.5 million in 1993 and $1.0 million in 1994. Specifically, pro forma net income (i) decreased $0.1 million, or 17.2%, from $0.8 million in 1993 to $0.7 million in 1994 for Suburban; (ii) increased $0.2 million, or 18.0%, from $0.7 million in 1993 to $0.9 million in 1994 for Gray Line SF; (iii) increased $1.1 million, from a loss of $0.1 million in 1993 to income of $1.0 million in 1994 for Leisure; and (iv) decreased $0.1 million, or 22.9%, from $0.5 million in 1993 to $0.4 million in 1994 for Community.

LIQUIDITY AND CAPITAL RESOURCES -- COMBINED

     Net cash provided by combined operating activities was $6.6 million, $8.9 million and $11.0 million for 1993, 1994 and 1995, respectively. The increase in net cash provided by combined operating activities for 1995 as compared to 1994 of $2.1 million was primarily due to an increase in net income of: (i) $0.9 million at Suburban, (ii) $0.8 million at Adventure and (iii) $0.9 million at Leisure.

     Cash used in combined investing activities was $3.1 million, $4.8 million and $10.4 million for 1993, 1994 and 1995, respectively. Cash used in combined investing activities for 1995 was primarily for additions and replacements of motorcoaches and for expansions of facilities, consisting principally of additions to property and equipment, net of proceeds from sales of

                                      104

property and equipment of: (i) $2.8 million at Suburban, (ii) $1.0 million at Community, (iii) $3.4 million at Leisure, (iv) $0.4 million at Adventure and (v) $2.2 million at Arrow.

     Cash used in combined financing activities was $4.6 million, $2.2 million and $1.8 million for 1993, 1994 and 1995, respectively. Cash used in combined financing activities consisted of dividends paid to owners of the individual Founding Companies partially offset by proceeds from issuances of long-term obligations net of repayments. Dividends paid to owners of the individual Founding Companies primarily consisted of payments at: (i) Suburban of $1.1 million, (ii) Leisure of $1.5 million, (iii) Community of $0.2 million and (iv) Arrow of $0.2 million. These dividend payments were partially offset by proceeds from issuance of long-term obligations net of repayments at: Suburban of $1.2 million, Leisure of $1.0 million and Community of $0.6 million. Grayline SF had net principal payments on long-term obligations of $1.0 million and Adventure had net principal payments on long-term obligations of $0.9 million.

     Combined cash and cash equivalents decreased by $1.1 million in 1993, increased by $1.9 million in 1994 and decreased by $1.2 million in 1995. The decrease in 1995 principally resulted from a decrease of $0.4 million at Suburban and a decrease of $0.9 million at Leisure.

     Coach USA's sole stockholder as of December 31, 1995 advanced certain funds in order to effect the Mergers and the Offering. Portions of those advances were repaid out of the proceeds of the Offering. As of March 31, 1996, these advances totaled $2,741,000.

     On May 17, 1996 the Company completed the Offering, which involved the public sale of 4,140,000 shares of Common Stock at a price of $14.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting estimated expenses of the Offering, were approximately $49.8 million. Of this amount, $23.8 million was used to pay the cash portion of the purchase price for the Founding Companies. In addition, approximately $22.3 million of the net proceeds were used to repay indebtedness assumed by the Company in the Mergers. The approximately $3.7 million of remaining net proceeds will be used for working capital and for general corporate purposes, which are expected to include future acquisitions.

     The Company has established an interim $30 million credit facility with NationsBank of Texas, N.A. ("NationsBank"). The credit facility is available for acquisitions, for working capital, to finance equipment replacements and additions and to refinance indebtedness of the Founding Companies not repaid out of the net proceeds of the Offering. This credit facility provides for a revolving credit facility with a term of one year and bears interest at LIBOR plus 100 basis points, with the interest rate escalating as the Company's level of funded debt increases relative to its cash flow. NationsBank is also acting as the agent to establish a syndicate of financial institutions to expand and extend this facility to a $70 million, three year revolving credit facility. At March 31, 1996, the combined Founding Companies had total debt of $33.6 million. Approximately $21.9 million of these obligations were repaid from the net proceeds of the Offering, with the majority of the remaining balance refinanced with the credit facility discussed above.

     Certain of the Founding Companies have entered into agreements to purchase motorcoaches for delivery in 1996 as follows: (i) Suburban, 10 motorcoaches for $3.0 million, (ii) Leisure, 12 motorcoaches for $3.5 million, (iii) Community, two motorcoaches for $0.6 million, (iv) Adventure, 11 motorcoaches for $3.1 million and (v) Arrow, 15 motorcoaches for $4.7 million. Each of the applicable Founding Companies has either obtained financing or is currently pursuing financing arrangements for these motorcoaches. The Company expects to realize approximately $2.9 million on the trade in of approximately 30 motorcoaches in connection with its 1996 motorcoach purchases, resulting in net capital expenditures of approximately $12.0 million.

     Certain of the Founding Companies made cash distributions to their stockholders prior to the Mergers which represented the applicable company's estimated S Corporation Accumulated
                                      105

Adjustment Account as follows: (i) Leisure, $3.1 million, (ii) Community, $0.7 million and (iii) Arrow, $0.7 million. These distributions were funded through cash provided by operating activities of the applicable company and additional debt as needed.

     Suburban, Leisure, Community, Adventure and Arrow each had a working capital deficit as of its most recent balance sheet date. These companies may continue to experience working capital deficits as they pursue their business strategy of growth and expanding services. These companies have historically funded their operations with cash flows from operations and debt from lenders and stockholders. While there can be no assurance, management of each of these companies believes that it has adequate financing alternatives to fund its operations through the first quarter of 1997.

INTERIM PERIOD LIQUIDITY

     Net cash provided by operating activities was $1.5 million and $2.2 million for the three months ended March 31, 1995 and 1996, respectively. The increase in net cash provided by combined operating activities was primarily due to a decrease in investments and an increase in depreciation expense, a non-cash expense item.

     Cash used in combined investing activities was $2.6 million and $3.5 million for the three months ended March 31, 1995 and 1996, respectively. Cash used in investing activities was primarily for additions and replacements of motorcoaches.

     Cash provided by financing activities was $1.0 million and $0.4 million for the three months ended March 31, 1995 and 1996, respectively. Cash used in combined financing activities for the three months ended March 31, 1996 consisted of principal payments on long-term obligations, largely offset by proceeds from issuances of long-term obligations and dividends paid to owners of the Founding Companies, primarily Leisure.

     Combined cash and cash equivalents decreased by $0.8 million during the three months ended March 31, 1996. The decrease primarily resulted from decreases of $0.9 million at Suburban.

UNAUDITED INTERIM RESULTS -- COMBINED

     Revenues for the three months ended March 31, 1996 increased $1.2 million, or 5.2%, as compared to the three months ended March 31, 1995. The increase in revenues was largely due to an increase in Gray Line SF's revenues of $0.9 million, primarily attributable to an increase in the level of municipal contract services, and an increase in Leisure's revenues of $0.6 million, primarily attributable to significantly increased ridership on scheduled service to the Atlantic City casinos. These increases were partially offset by revenue decreases at several other locations resulting from weather conditions.

     Operating expenses for the three months ended March 31, 1996 increased $1.0 million, or 5.1%, as compared to the three months ended March 31, 1995. The increase in operating expenses was largely due to an increase of $0.8 million at Gray Line SF, which was primarily attributable to higher fuel costs and increased operations. Operating expenses at several other locations also increased due to higher fuel costs.

     General and Administrative expenses increased $0.2 million, or 6.2%, as compared to the three months ended March 31, 1995. The increase in general and administrative expenses was largely due to an increase of $0.3 million at Gray Line SF which resulted from increased expenses consistent with its higher revenue levels.

     Interest expense remained relatively constant between the periods.

     Pro forma net loss, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, decreased during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.
                                      106

RESULTS OF OPERATIONS - SUBURBAN

SUBURBAN RESULTS FOR 1994 COMPARED TO 1995

     REVENUES. Revenues decreased $0.6 million, or 2.0%, from $30.4 million in 1994 to $29.8 million in 1995. This decline was primarily attributable to the decision not to renew a municipal transit contract.

     OPERATING EXPENSES. Operating expenses decreased $2.2 million, or 8.0%, from $27.5 million in 1994 to $25.3 million in 1995, and declined to 85.1% of revenues in 1995 from 90.5% in 1994. The decrease in operating expenses was attributable to the decision not to renew a municipal transit contract, lower salaries, wages and related benefits from favorable collective bargaining revisions and changes to the medical benefits program.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million, or 12.3%, from $2.3 million in 1994 to $2.6 million in 1995. This increase was the result of an increase in owners' compensation in 1995 of $0.3 million.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $0.6 million in 1994 and $0.9 million in 1995, increased 133.3%, from $1.2 million, or 3.9% of revenues, in 1994 to $2.8 million, or 9.4% of revenues, in 1995.

     INTEREST AND OTHER EXPENSES, NET. These expenses increased $0.1 million, or 100.0%, from $0.1 million in 1994 to $0.2 million in 1995. This increase was primarily due to an increase in interest expense from higher outstanding debt as a result of equipment purchases, partially offset by an increase in interest income.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, increased 129.8%, from $0.7 million, or 2.2% of revenues, in 1994 to $1.5 million, or 5.1% of revenues, in 1995. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

SUBURBAN RESULTS FOR 1993 COMPARED TO 1994

     REVENUES. Revenues decreased $1.9 million, or 5.9%, from $32.3 million in 1993 to $30.4 million in 1994. This decrease was primarily due to the loss of one municipal transit contract and the decision to discontinue a low margin municipal transit contract during 1994.

     OPERATING EXPENSES. Operating expenses decreased $1.4 million, or 4.8%, from $28.9 million in 1993 to $27.5 million in 1994, but increased to 90.5% of revenues in 1994 from 89.6% in 1993. The decrease in operating expenses was primarily related to the reduction in municipal transit contract services.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.1 million, or 5.5%, from $2.4 million in 1993 to $2.3 million in 1994.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $0.6 million in 1993 and 1994, decreased 20.0% from $1.5 million, or 4.6% of revenues, in 1993 to $1.2 million, or 3.9% of revenues in 1994.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, decreased 17.2% from $0.8 million, or 2.5% of revenues, in 1993 to $0.7 million, or 2.2% of revenues, in 1994. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

UNAUDITED INTERIM RESULTS - SUBURBAN

     Revenues for the three months ended March 31, 1996 remained relatively constant with the three months ended March 31, 1995. Operating expenses for the three months ended March 31,
                                      107

1996 increased $0.4 million as compared to the three months ended March 31, 1995, primarily due to higher fuel costs and increased maintenance and operating expenses which were largely a result of unusual weather conditions. General and administrative expenses remained relatively constant between the periods. Interest expense increased $27,000 during the three months ended March 31, 1996 as compared to the same period in the prior year due to higher levels of average debt outstanding resulting from additional motorcoaches purchased with borrowed funds. As a result of the foregoing, the net loss increased from $(0.2 million) for the three months ended March 31, 1995 to $(0.4 million) for the three months ended March 31, 1996.

RESULTS OF OPERATIONS - GRAY LINE SF

GRAY LINE SF RESULTS FOR 1994 COMPARED TO 1995

     REVENUES. Revenues increased $4.7 million, or 19.2%, from $24.5 million in 1994 to $29.2 million in 1995. This increase was primarily attributable to an additional municipal transit contract which began during the middle of 1994 and increased sightseeing business in 1995.

     OPERATING EXPENSES. Operating expenses increased $3.6 million, or 18.9%, from $19.0 million in 1994 to $22.6 million in 1995, and declined to 77.4% of revenues in 1995 from 77.6% in 1994. The increase in operating expenses was consistent with the percentage increase in revenues. The additional operating expenses consisted largely of increased drivers' salaries, agents' commissions and vehicle maintenance expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.9 million, or 23.7%, from $3.8 million in 1994 to $4.7 million in 1995. This increase was consistent with the increase in revenues and an increase in owners' compensation in 1995 of $0.3 million.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $0.1 million in 1994 and $0.4 million in 1995, increased 27.8%, from $1.8 million, or 7.3% of revenues, in 1994 to $2.3 million, or 7.9% of revenues, in 1995.

     INTEREST AND OTHER EXPENSES, NET. Interest expenses increased $0.1 million, or 32.2%, from $0.4 million in 1994 to $0.6 million in 1995. The increase in interest expense resulted from higher outstanding debt levels during 1995.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, increased 22.2%, from $0.9 million, or 3.7% of revenues, in 1994 to $1.1 million, or 3.8% of revenues, in 1995. The pro forma provision for income taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on revenues generated from motorcoaches owned by a stockholder for which taxes were not required to be provided in Grayline SF's historical net income.

GRAY LINE SF RESULTS FOR 1993 COMPARED TO 1994

     REVENUES. Revenues increased $2.4 million, or 10.9%, from $22.1 million in 1993 to $24.5 million in 1994. This increase was primarily attributable to the start up of additional municipal transit contract operations and a higher volume of sightseeing business.

     OPERATING EXPENSES. Operating expenses increased $2.4 million, or 14.5%, from $16.6 million in 1993 to $19.0 million in 1994, and increased to 77.6% of revenues in 1994 from 75.1% in 1993. The increase in operating expenses was primarily related to additional fleet, employee and other start up costs associated with new municipal transit contracts.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.3 million, or 7.3%, from $4.1 million in 1993 to $3.8 million in 1994.
                                      108

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $0.1 million in 1993 and 1994, increased 20.0%, from $1.5 million, or 6.8% of revenues, in 1993 to $1.8 million, or 7.3% of revenues, in 1994.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, increased 28.6%, from $0.7 million, or 3.2% of revenues, in 1993 to $0.9 million, or 3.7% of revenues, in 1994. The pro forma provision for income taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on revenues generated from motorcoaches owned by a stockholder for which taxes were not required to be provided in Grayline SF's historical net income.

UNAUDITED INTERIM RESULTS - GRAY LINE SF

     Revenues for the five months ended March 31, 1996 increased $0.9 million as compared to the five months ended March 31, 1995. This increase was due to an increase in the level of municipal contract service. Operating expenses for the five months ended March 31, 1996 increased $0.8 million as compared to the five months ended March 31, 1995, primarily due to higher fuel costs and increased operations. General and administrative expenses for the five months ended March 31, 1996 increased $0.3 million as compared to the five months ended March 31, 1995 due to increased expenses to support the higher revenue levels. Interest expense decreased $0.1 million during the five months ended March 31, 1996 as compared to the same period in the prior year due to lower levels of average debt outstanding. As a result of the foregoing, the net loss increased from $(0.6 million) for the five months ended March 31, 1995 to $(0.7 million) for the five months ended March 31, 1996.

RESULTS OF OPERATIONS - LEISURE

LEISURE RESULTS FOR 1994 COMPARED TO 1995

     REVENUES. Revenues increased $1.3 million, or 7.3%, from $17.7 million in 1994 to $19.0 million in 1995. This increase was primarily attributable to increases in charter and the addition of two daily scheduled routes to Atlantic City.

     OPERATING EXPENSES. Operating expenses increased $0.5 million, or 3.5%, from $14.1 million in 1994 to $14.6 million in 1995, and declined to 76.8% of revenues in 1995 from 79.7% in 1994. The increase in operating expenses was primarily attributable to an increase in its motorcoach fleet and related maintenance, depreciation and employee expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were unchanged at $1.9 million for 1994 and 1995.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $0.2 million in 1994 and $0.3 million in 1995, increased 55.6%, from $1.8 million, or 10.2% of revenues, in 1994 to $2.8 million, or 14.7% of revenues, in 1995.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, increased 60.0%, from $1.0 million, or 5.6% of revenues, in 1994 to $1.6 million, or 8.4% of revenues, in 1995. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

LEISURE RESULTS FOR 1993 COMPARED TO 1994

     REVENUES. Revenues increased $0.2 million, or 1.1%, from $17.5 million in 1993 to $17.7 million in 1994.

     OPERATING EXPENSES. Operating expenses decreased $1.4 million, or 9.0%, from $15.5 million in 1993 to $14.1 million in 1994, and decreased to 79.7% of revenues in 1994 from 88.6%
                                      109

in 1993. The decrease in operating expenses was primarily attributable to a reduction in maintenance cost for transportation equipment.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $0.2 million, or 9.1%, from $2.1 million in 1993 to $1.9 million in 1994.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $0.2 million in 1993 and 1994, increased from $0.1 million in 1993 to $1.8 million, or 10.2% of revenues, in 1994, primarily as a result of reduced operating expenses.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, increased from a loss of $(0.1 million) in 1993 to $1.0 million, or 5.6% of revenues, in 1994. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

UNAUDITED INTERIM RESULTS - LEISURE

     Revenues for the three months ended March 31, 1996 increased $0.6 million as compared to the three months ended March 31, 1995. The increase in revenues was primarily the result of significantly increased ridership on scheduled service to the Atlantic City casinos, which was only partially offset by the unusual winter weather conditions experienced in much of the Northeast. Operating expenses for the three months ended March 31, 1996 increased $0.3 million as compared to the three months ended March 31, 1995, primarily due to increased operating, fuel and maintenance costs. General and administrative expenses remained relatively constant between the periods due to an increase in administrative staffing. Interest expense increased $16,000 during the three months ended March 31, 1996 as compared to the same period in the prior year due to higher levels of debt outstanding from additional motorcoaches purchased with borrowed funds. As a result of the foregoing, net income for the three months ended March 31, 1996 increased to $0.2 million as compared to net income of $15,000 for the three months ended March 31, 1995.

RESULTS OF OPERATIONS - COMMUNITY

COMMUNITY RESULTS FOR 1994 COMPARED TO 1995

     REVENUES. Revenues decreased $0.3 million, or 2.1%, from $14.1 million in 1994 to $13.8 million in 1995.

     OPERATING EXPENSES. Operating expenses decreased $0.5 million, or 4.1%, from $12.2 million in 1994 to $11.7 million in 1995, and declined to 84.8% of revenues in 1995 from 86.5% in 1994.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.2 million, or 10.0%, from $2.0 million in 1994 to $2.2 million in 1995. This increase was primarily a result of the Compensation Differential increasing from $1.0 million in 1994 to $1.4 million in 1995.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $1.0 million in 1994 and $1.4 million 1995, increased 55.6%, from $0.9 million, or 6.4% of revenues, in 1994 to $1.4 million, or 10.1% of revenues, in 1995.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, increased 75.0%, from $0.4 million, or 2.8% of revenues, in 1994 to $0.7 million, or 5.1% of revenues, in 1995. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.
                                      110

COMMUNITY RESULTS FOR 1993 COMPARED TO 1994

     REVENUES. Revenues increased $0.9 million, or 6.8%, from $13.2 million in 1993 to $14.1 million in 1994.

     OPERATING EXPENSES. Operating expenses increased $1.1 million, or 9.9%, from $11.1 million in 1993 to $12.2 million in 1994, and increased to 86.5% of revenues in 1994 from 84.1% in 1993. The increase in operating expenses was primarily attributable to higher operating activity and increased maintenance expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.2 million, or 11.1%, from $1.8 million in 1993 to $2.0 million in 1994. This increase was the result of the Compensation Differential increasing from $0.8 million in 1993 to $1.0 million in 1994.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential of $0.8 million in 1993 and $1.0 million in 1994, decreased from $1.2 million, or 9.1% of revenues, in 1993 to $0.9 million, or 6.4% of revenues, in 1994, primarily as a result of the increased operating expenses.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, decreased 20.0%, from $0.5 million, or 3.8% of revenues, in 1993 to $0.4 million, or 2.8% of revenues, in 1994. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

UNAUDITED INTERIM RESULTS -- COMMUNITY

     Revenues for the three months ended March 31, 1996 remained relatively constant with the three months ended March 31, 1995. Operating expenses for the three months ended March 31, 1996 increased $23,000, primarily due to higher fuel costs as compared to the three months ended March 31, 1995. General and administrative expenses remained relatively constant between the periods. Other income, net, is principally the result of insurance proceeds following a loss. As a result of the foregoing, the net loss decreased from $(133,000) for the three months ended March 31, 1995 to $(73,000) for the three months ended March 31, 1996.

RESULTS OF OPERATIONS - ADVENTURE

ADVENTURE RESULTS FOR 1994 COMPARED TO 1995

     REVENUES. Revenues increased $1.1 million, or 11.0%, from $10.0 million in 1994 to $11.1 million in 1995. This increase was primarily attributable to additional airport service between the Atlantic City airport and the Atlantic City casinos.

     OPERATING EXPENSES. Operating expenses decreased $0.3 million, or 3.5%, from $8.5 million in 1994 to $8.2 million in 1995, and declined from 85.0% of revenues in 1994 to 73.9% of revenues in 1995. The decrease in operating expense as a percentage of revenues was primarily attributable to a higher utilization of the motorcoach fleet in 1995.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.1 million, or 10.0%, from $1.0 million in 1994 to $1.1 million in 1995.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential, increased 171.4%, from $0.7 million, or 7.0% of revenues, in 1994 to $1.9 million, or 17.1% of revenues, in 1995.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased $0.5 million in 1995 to $0.5 million, or 4.5% of revenues. The pro forma provision for taxes includes the incremental

                                      111

taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

ADVENTURE RESULTS FOR 1993 COMPARED TO 1994

     REVENUES. Revenues increased $1.5 million, or 17.6%, from $8.5 million in 1993 to $10.0 million in 1994. This increase was primarily attributable to expanded Atlantic City casino employee shuttle contracts and additional tour and charter business.

     OPERATING EXPENSES. Operating expenses increased $1.8 million, or 26.9%, from $6.7 million in 1993 to $8.5 million in 1994, and increased from 78.8% of revenues in 1993 to 85.0% of revenues in 1994. The increase in operating expenses was primarily attributable to an increase in its motorcoach fleet and related maintenance, depreciation and employee expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.2 million, from $0.8 million in 1993 to $1.0 million in 1994.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential, decreased from $1.1 million, or 12.9% of revenues, in 1993 to $0.7 million, or 7.0% of revenues, in 1994.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, decreased $0.3 million, or 3.5% of revenues, in 1994. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

UNAUDITED INTERIM RESULTS -- ADVENTURE

     Revenues for the three months ended March 31, 1996 declined $(0.1 million) as compared to the three months ended March 31, 1995. The decrease in revenues was primarily the result of unusual winter weather conditions that limited the ability of motorcoaches to operate. Operating expenses for the three months ended March 31, 1996 remained relatively constant with the three months ended March 31, 1995, primarily as a result of lower operating levels offset by increased fuel costs. General and administrative expenses remained relatively constant between the periods. Interest expense decreased $(21,000) during the three months ended March 31, 1996 as compared to the same period in the prior year due to lower levels of average debt outstanding. As a result of the foregoing, the net loss for the three months ended March 31, 1996 of $(0.1 million) remained relatively constant as compared to the three months ended March 31, 1995.

RESULTS OF OPERATIONS - ARROW

ARROW RESULTS FOR 1994 COMPARED TO 1995

     REVENUES. Revenues increased $0.7 million, or 7.0%, from $10.0 million in 1994 to $10.7 million in 1995.

     OPERATING EXPENSES. Operating expenses increased $0.2 million, or 2.9%, from $7.0 million in 1994 to $7.2 million in 1995, and declined from 70.0% of revenues in 1994 to 67.3% of revenues in 1995.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million, or 20.0%, from $1.5 million in 1994 to $1.8 million in 1995.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential, increased 6.3% from $1.6 million, or 16.0% of revenues, in 1994 to $1.7 million, or 15.9% of revenues, in 1995.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, decreased from $0.7 million in 1994 to
                                      112

$0.6 million, or 5.6% of revenues, in 1995. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

ARROW RESULTS FOR 1993 COMPARED TO 1994

     REVENUES. Revenues increased $0.5 million, or 5.3%, from $9.5 million in 1993 to $10.0 million in 1994.

     OPERATING EXPENSES. Operating expenses increased $0.3 million, or 4.5%, from $6.7 million in 1993 to $7.0 million in 1994, and increased from 70.5% of revenues in 1993 to 70.0% of revenues in 1994.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.3 million, from $1.2 million in 1993 to $1.5 million in 1994.

     PRO FORMA OPERATING INCOME. Pro forma operating income, which has been adjusted for the Compensation Differential, decreased from $1.7 million, or 17.9% of revenues, in 1993 to $1.6 million, or 16.0% of revenues, in 1994.

     PRO FORMA NET INCOME. Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for income taxes, remained unchanged at $0.7 million in 1993 and 1994. The pro forma provision for taxes includes the incremental taxes provided for Federal and state income taxes relating to the Compensation Differential and income taxes on S Corporation income.

UNAUDITED INTERIM RESULTS - ARROW

     Revenues for the six months ended March 31, 1996 declined $(0.2 million) as compared to the six months ended March 31, 1995. The decrease in revenues was primarily due to reduced charter revenues resulting from weather conditions that produced less snow in the Southwest and less favorable ski conditions. Operating expenses for the six months ended March 31, 1996 decreased $(0.1 million) as compared to the six months ended March 31, 1995, primarily due to reduced maintenance costs. General and administrative expenses increased $51,000 as compared to the six months ended March 31, 1995 as Arrow expanded its marketing efforts. Interest expense increased $0.1 million during the six months ended March 31, 1996 as compared to the same period in the prior year due to higher levels of debt outstanding from additional motorcoaches purchased with borrowed funds. As a result of the foregoing, net income decreased $(0.1 million) to a loss of $(0.1 million) for the six months ended March 31, 1996.

SEASONALITY

     The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate significantly. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues and net income during the first and fourth quarters. The Founding Companies on a combined basis recorded a pro forma net loss for the first quarter of 1996. See "-- Recent Results."

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121."Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on its combined financial statements. The Company will adopt SFAS 121 in 1996.

                                      113

                                COACH USA, INC.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings. See Note 6 of Notes to Combined Founding Companies' Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:
            None

        (b) Reports on Form 8-K:
            None
                                      114

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACH USA, INC.

Dated: June 21, 1996                           By: /s/ LAWRENCE K. KING
                                                       Lawrence K. King
                                                       Senior Vice President and
                                                       Chief Financial Officer
                                      115