Form 10-Q
period 1996-06-30
COACH USA INC
filed 1996-08-14
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
     __________

                         Commission File Number: 0-28056

                               ------------------

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X] No [ ]

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 14, 1996 was 11,405,411.

                                 COACH USA, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996
                                      INDEX

                                                                       PAGE
PART I - FINANCIAL INFORMATION
   Item I - Financial Statements

      COACH USA, INC. PRO FORMA COMBINED
         Introduction to Pro Forma Combined Financial Statements........ 4
         Pro Forma Combined Statements of Income........................ 5
         Pro Forma Combined Statements of Cash Flows.................... 6
         Notes to Pro Forma Combined Financial Statements .............. 7

      COACH USA, INC. AND SUBSIDIARIES
         Condensed Consolidated Balance Sheet........................... 8
         Condensed Consolidated Statement of Income..................... 9
         Condensed Consolidated Statement of Stockholders' Equity.......10
         Condensed Consolidated Statement of Cash Flows.................11
         Notes to Condensed Consolidated Financial Statements...........12

      FOUNDING COMPANY PREDECESSOR FINANCIAL STATEMENTS


         SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
         Combined Balance Sheets........................................15
         Combined Statements of Income..................................16
         Combined Statements of Cash Flows..............................17
         Notes to Combined Financial Statements.........................18

         GROSVENOR BUS LINES, INC. AND SUBSIDIARIES (OPERATING AS
         GRAY LINE OF SAN FRANCISCO)
         Consolidated Balance Sheets....................................20
         Consolidated Statements of Income..............................21
         Consolidated Statements of Cash Flows..........................22
         Notes to Consolidated Financial Statements.....................23

         LEISURE TIME TOURS
         Balance Sheets.................................................25
         Statements of Income...........................................26
         Statements of Cash Flows.......................................27
         Notes to Financial Statements..................................28

         COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
         Combined Balance Sheets........................................29
         Combined Statements of Income..................................30
         Combined Statements of Cash Flows..............................31
         Notes to Combined Financial Statements.........................32

         CAPE TRANSIT CORP. (OPERATING AS ADVENTURE TRAILS)
         Balance Sheets.................................................33
         Statements of Income...........................................34
         Statements of Cash Flows.......................................35
         Notes to Financial Statements..................................36

         ARROW STAGE LINES, INC.
         Balance Sheets.................................................37
         Statements of Income...........................................38
         Statements of Cash Flows.......................................39
         Notes to Financial Statements..................................40

         COACH USA, INC.
         Balance Sheets.................................................41
         Statements of Income...........................................42
         Statements of Cash Flows.......................................43
         Notes to Financial Statements..................................44

                                 COACH USA, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996
                               INDEX - (CONTINUED)

                                                                       PAGE

   Item II - Management's  Discussion and Analysis of Financial
Condition and Results of Operations.....................................45

PART II - OTHER INFORMATION

   Item 1 - Legal proceedings...........................................50

   Item 6 - Exhibits and Reports on Form 8-K............................50

      (a)     Exhibits.

      27   Financial Data Schedule

      (b)     Reports on Form 8-K.

      None.

Signature...............................................................51

                                 COACH USA, INC.
                     PART I, ITEM 1 -- FINANCIAL INFORMATION
                               GENERAL INFORMATION


                        PRO FORMA COMBINED FINANCIAL DATA

      Coach USA, Inc. (the "Company" or "Coach USA") was founded in September 1995 to create a nationwide motorcoach service provider. On May 17, 1996, Coach USA and six motorcoach businesses (the "Founding Companies") merged through a series of separate transactions (the "Merger") simultaneously with the closing of an initial public offering (the "Offering") . The consideration for the stock of the Founding Companies consisted of a combination of cash and common stock of the Company.

      Between September 1995 and the consummation of the Offering, the Company had not conducted any operations and all activities prior to the Offering related to the Merger and the Offering. For accounting purposes and for purposes of the presentation of the financial statements herein, May 31, 1996 has been used as the effective date of the Merger.

      The accompanying pro forma combined statements of income and cash flows of the Company for the three months and six months ended June 30, 1995 and 1996 include the combined operations of the Founding Companies prior to the Offering and the Merger and, in the case of the 1996 periods, one month of operations after the Offering and Merger. The following pro forma combined statements of income assume that the Offering and the Merger had occurred and the Company's operations commenced on January 1, 1995.

      The Founding Companies were not under common control or management through May 1996. This pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or which may be realized in the future. Neither expected benefits and cost reductions anticipated by the Company nor future corporate costs of Coach USA nor interest expense savings on offering proceeds have been reflected in the pro forma information for 1995, nor for the first five months of 1996. The actual results of Coach USA and its subsidiaries for the month of June 1996, inclusive of actual corporate costs and interest expense savings have been included in the pro forma results for the three and six months ended June 30, 1996.

      Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Founding Companies have historically been subject to significant seasonal fluctuations. It is suggested that these combined financial statements be read in conjunction with the combined financial statements of the Company and the Founding Companies and the notes thereto included in the Company's Registration Statement on Form S-1 (Reg. No. 333-2704) relating to the Company's initial public offering, which was declared effective by the Securities and Exchange Commission ("SEC") on May 10, 1996.

                        COACH USA, INC. AND SUBSIDIARIES
                     PRO FORMA COMBINED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                 --------------------    --------------------
                                                   1995        1996        1995        1996
                                                 --------    --------    --------    --------
REVENUES .....................................   $ 29,641    $ 31,561    $ 52,656    $ 55,782
OPERATING EXPENSES ...........................     22,712      24,020      42,764      45,080
                                                 --------    --------    --------    --------
      Gross profit ...........................      6,929       7,541       9,892      10,702
GENERAL AND ADMINISTRATIVE EXPENSES ..........      3,715       3,309       7,002       8,875
                                                 --------    --------    --------    --------
      Operating income .......................      3,214       4,232       2,890       1,827
OTHER (INCOME) EXPENSE:
   Interest expense ..........................        819         638       1,617       1,405
   Interest income ...........................       (111)        (41)       (151)       (105)
                                                 --------    --------    --------    --------


INCOME BEFORE INCOME TAXES ...................      2,506       3,635       1,424         527
PROVISION FOR INCOME TAXES ...................        411       1,062          23         676
                                                 --------    --------    --------    --------
COMBINED NET INCOME (LOSS) ...................   $  2,095    $  2,573    $  1,401    $   (149)
                                                 ========    ========    ========    ========
PRO FORMA ADJUSTMENTS:
   Historical net income (loss) ..............   $  2,095    $  2,573    $  1,401    $   (149)
   Pro forma compensation differential .......        778        --         1,287       2,639
   Less:  Pro forma provision for income taxes        948         422       1,103         653
                                                 --------    --------    --------    --------
PRO FORMA COMBINED NET INCOME ................   $  1,925    $  2,151    $  1,585    $  1,837
                                                 ========    ========    ========    ========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING .......      9,084      10,351       9,084       9,658
                                                 ========    ========    ========    ========

PRO FORMA NET INCOME PER COMMON
AND COMMON EQUIVALENT SHARE ..................   $    .21    $    .21    $    .17    $    .19
                                                 ========    ========    ========    ========

            The accompanying notes are an integral part of these pro
                      forma combined financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                   PRO FORMA COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30                 JUNE 30
                                                            -------------------    --------------------
                                                             1995        1996        1995        1996
                                                            -------    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................   $ 2,095    $  2,573    $  1,401    $   (149)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
      Non-recurring, non-cash charge ....................      --          --          --         2,076
      Depreciation ......................................     1,250       1,199       2,401       2,365
      (Gain) loss on sale of assets .....................         4        (239)          4        (316)
      (Gain) on sale of investments .....................        (5)        (43)        (54)        (61)
      Deferred tax provision (Benefit) ..................       414         320         (15)        (50)
      Changes in operating assets and liabilities-
         Accounts receivable, net .......................      (331)     (1,935)       (871)     (2,532)
         Motor coach parts & supplies ...................      (108)        181         (84)         88
         Prepaid expenses and other current assets ......       156       1,691         947         138
         Accounts payable and accrued liabilities .......       905        (763)      2,178       2,547
         Other ..........................................      (128)        199          73         278
                                                            -------    --------    --------    --------

            Net cash provided by operating activities ...     4,252       3,183       5,980       4,384
                                                            -------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ..................    (6,147)    (10,920)     (8,919)    (14,596)
   Proceeds from sales of property and equipment ........     1,033       1,919       1,158       2,302
   Purchases of investments .............................      (306)       --          (535)       --
   Proceeds from sales of investments ...................      --         1,400        --         2,249
                                                            -------    --------    --------    --------
            Net cash used in investing activities .......    (5,420)     (7,601)     (8,296)    (10,045)
                                                            -------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations ..........    (3,681)    (77,754)     (7,598)    (79,878)
   Proceeds from issuance of long-term obligations ......     5,622      60,941      10,714      63,915
   Dividends ............................................    (1,392)     (4,554)     (1,592)     (4,988)
   Proceeds from stock sale .............................      --        48,062        --        48,062
   Cash consideration of the Founding Company
      purchase price ....................................      --       (23,810)       --       (23,810)
                                                            -------    --------    --------    --------
            Net cash provided by
              financing activities ......................       549       2,885       1,524       3,301
                                                            -------    --------    --------    --------
NET DECREASE IN CASH ....................................      (619)     (1,533)       (792)     (2,360)
CASH AND CASH EQUIVALENTS, beginning of period ..........     4,790       2,797       4,963       3,624
                                                            -------    --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period ................   $ 4,171    $  1,264    $  4,171    $  1,264
                                                            =======    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest ............................   $   718    $    755    $  1,480    $  1,553
      Cash paid for income taxes ........................       251         280         259         317

                 The accompanying notes are an integral part of these pro forma combined financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS


      The Founding Companies have been managed throughout 1995 and through the first three months of 1996 as independent private companies. Therefore, general and administrative expenses for the periods presented reflect compensation and related benefits that owners received from their respective businesses during these periods. Pro forma adjustments have been presented for the purpose of reflecting net income as if the Merger had occurred January 1, 1995. Certain stockholders agreed to reductions in salaries and benefits in connection with the Merger and entered into five-year employment agreements effective April 1, 1996 which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and two-year covenants not to compete following termination of such person's employment.

      The pro forma data presents compensation at the level the stockholders of the Founding Companies agreed to receive from the respective Founding Company subsequent to the Merger. In addition, the pro forma data presents the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and for the impact of the compensation differential discussed above.

      During the three months ended March 31, 1996, Coach USA sold an aggregate of 692,000 shares of Common Stock to management. As a result, Coach USA and the Founding Companies on a pro forma combined basis incurred a non-recurring, non-cash charge of $2,076,000, representing the difference between the amounts paid for the shares and the estimated fair value of the shares on the date of sale as if the companies were combined.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      The computation of net income per common and common equivalent share for the three months and six months ended June 30, 1995 is based upon 9,084,267 weighted average shares outstanding which includes (i) 2,165,724 shares issued by Coach USA prior to the Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers, (iii) 1,700,714 of the 4,140,000 shares sold in the Offering to pay the cash portion of the consideration for the Founding Companies, and (iv) 118,142 of the 4,140,000 shares sold in the Offering attributed to excess S Corporation distributions.

      The computation of net income per share for the three months and six months ended June 30, 1996 is based upon 10,350,768 and 9,658,446 weighted average shares outstanding, respectively, which includes (i) 2,165,724 shares issued by Coach USA prior to the Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers, (iii) 1,700,714 of the 4,140,000 shares sold in the Offering to pay the cash portion of the consideration for the Founding Companies, (iv) the weighted average portion of 4,140,000 shares sold in the Offering, net of the shares sold to cover the purchase of the Founding Companies, and (v) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

      Fully diluted net income per common and common equivalent share is equal to primary earnings per share for all periods presented.

                        COACH USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        JUNE 30,
                                                                          1996
                                                                         -------
                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................................      $ 1,264
   Investments, including restricted of $541 ......................          541
   Accounts receivable, less allowance of $310 ....................        6,382
   Motorcoach parts and supplies ..................................        2,311
   Prepaid expenses and other current assets ......................        3,844
                                                                         -------
     Total current assets .........................................       14,342

PROPERTY AND EQUIPMENT, net .......................................       66,692

OTHER ASSETS ......................................................          454
                                                                         -------
     Total assets .................................................      $81,488
                                                                         =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations ....................      $ 1,489
   Accounts payable and accrued liabilities .......................       19,173
                                                                         -------
     Total current liabilities ....................................       20,662
                                                                         -------
LONG-TERM OBLIGATIONS, net of current maturities ..................       16,253

DEFERRED INCOME TAXES .............................................        6,592
                                                                         -------
     Total liabilities ............................................       43,507
                                                                         -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par, 30,000,000 shares authorized,
   11,405,411 shares issued .......................................          114
   Additional paid-in capital .....................................       36,991
   Retained earnings ..............................................          876
                                                                         -------
     Total stockholders' equity ...................................       37,981
                                                                         -------
     Total liabilities and stockholders' equity ...................      $81,488
                                                                         =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    ONE MONTH
                                                                      ENDED
                                                                  JUNE 30, 1996
                                                                     -------
REVENUES ........................................................    $10,844
OPERATING EXPENSES ..............................................      8,155
      Gross profit ..............................................      2,689
GENERAL AND ADMINISTRATIVE EXPENSES .............................      1,099
                                                                     -------
      Operating income ..........................................      1,590
OTHER (INCOME) EXPENSE:
      Interest expense, net .....................................         80

INCOME BEFORE INCOME TAXES ......................................      1,510
PROVISION FOR INCOME TAXES ......................................        634
                                                                     -------
NET INCOME ......................................................    $   876
                                                                     =======

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING ...........................................     11,758
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE ...............    $   .07

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
            COMBINED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                              ADDITIONAL                  TOTAL
                                             COMMON STOCK       PAID-IN     RETAINED   STOCKHOLDERS'
                                           SHARES    AMOUNT     CAPITAL     EARNINGS      EQUITY
                                          --------   -------   ---------    ---------   ----------
BALANCE AT MAY 31, 1996 ...............      2,166   $    22   $   2,055    $  (2,053)  $       24
   Initial Public Offering ............      4,140        41      48,021         --         48,062
   Founding Companies shares ..........      5,099        51       6,323        9,155       15,529
   Cash Distribution to Founders ......       --        --       (23,810)        --        (23,810)
   Deferred tax liability: S Corporation
     to C Corporation .................       --        --          --         (2,700)      (2,700)
   Reorganization .....................       --        --         4,402       (4,402)        --
   Net Income .........................       --        --          --            876          876
                                          --------   -------   ---------    ---------   ----------
BALANCE AT JUNE 30, 1996 ..............     11,405   $   114   $  36,991    $     876   $   37,981
                                          ========   =======   =========    =========   ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 ONE MONTH
                                                                   ENDED
                                                               JUNE 30, 1996
                                                                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..................................................  $   876
   Adjustments to reconcile net income to net cash provided
   by operating activities-
     Depreciation..............................................      432
     Deferred tax benefit......................................     (256)
     Net change in operating assets and liabilities............      753
                                                                  ------

         Net cash provided by operating activities.............    1,805
                                                                  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment.........................   (1,192)
   Proceeds from sales of investments..........................      878
                                                                  ------
         Net cash used in investing activities.................     (314)
                                                                  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations.................  (39,602)
   Proceeds from issuance of long-term obligations.............   13,425
   Proceeds from stock sale....................................   48,062
   Cash consideration of the Founding Company purchase price...  (23,810)
                                                                  -------
Net cash used in financing activities..........................   (1,925)
                                                                  ------
DECREASE IN CASH...............................................     (434)
CASH AND CASH EQUIVALENTS, beginning of period.................    1,698
                                                                  ------
CASH AND CASH EQUIVALENTS, end of period.......................   $1,264
                                                                  ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest....................................   $  132
     Cash paid for income taxes................................       24

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        COACH USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      In September 1995, Coach USA, Inc. ("Coach USA" or the "Company") was founded to create a national company providing motorcoach transportation services.

      Concurrent with the initial public offering of its common stock (the "Offering"), wholly-owned subsidiaries of Coach USA merged with the following six companies (each, a Founding Company and collectively, the Founding Companies): Suburban Transit Corp. and related companies (Suburban), Grosvenor Bus Lines, Inc. and subsidiaries, operating as Gray Line of San Francisco (Gray Line SF), Leisure Time Tours (Leisure), Community Bus Lines, Inc. and related companies (Community), Cape Transit Corp., operating as Adventure Trails (Adventure), and Arrow Stage Lines, Inc. (Arrow). The Mergers have been effected by Coach USA through issuance of its common stock and cash. Each of the Founding Companies is a motorcoach company, which provides a wide range of commuter, transit, recreation and excursion transportation services.

2.    INITIAL PUBLIC OFFERING OF COMMON STOCK AND MERGER

      On May 17, 1996 the Company completed the Offering, which involved the public sale of 4,140,000 shares of Common Stock at a price of $14.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting expenses of the Offering, were approximately $48.1 million. Of this amount, $23.8 million was used to pay the cash portion of the purchase price for the Founding Companies. In addition, the remaining net proceeds were used to repay indebtedness assumed by the Company in the Mergers, for working capital, acquisitions and general corporate purposes.

      Concurrent with the completion of the Offering discussed above, the Company merged with the Founding Companies. The Company issued 5.1 million shares of common stock to the stockholders of the Founding Companies, in addition to the cash consideration discussed above, to effect the Merger.

3.    BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      Between September 1995 and the consummation of the Offering, the Company did not conduct any operations and all activities prior to the Offering related to the Merger and the Offering. For accounting purposes and for the purposes of the presentation of the condensed consolidated financial statements herein, May 31, 1996 has been used as the effective date of the Merger. As such, the condensed consolidated statements of income and cash flows only reflect one month of consolidated operations. See the pro forma combined financial statements.

INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

      The interim condensed consolidated financial statements as of June 30, 1996, and for the one month ended June 30, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the consolidated condensed interim financial statements, have been included. The results of operations for interim period are not necessarily indicative of the results for the entire fiscal year.

      It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of the combined Founding Companies included in Coach USA's prospectus dated May 14, 1996.

SEASONALITY

      The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate significantly. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues and net income during the first and fourth quarters.

RECLASSIFICATIONS

      Certain reclassifications have been made in prior periods to conform with the current presentation. All significant intercompany transactions have been eliminated in combination/consolidation.

4.    INCOME TAXES

      Certain of the Founding Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Merger are the responsibility of the respective stockholders. Effective with the Merger, the S Corporations converted to C Corporations. Accordingly, an estimated deferred tax liability of $2.7 million has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax basis of the net assets of these former S Corporations. For purposes of these condensed consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

5.    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      The computation of net income per common and common equivalent share for the one month ended June 30, 1996 is based upon 11,405,411 shares outstanding, which includes (i) 2,165,724 shares issued by Coach USA prior to the Offering;
(ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers; (iii) 1,700,714 shares sold in the Offering to pay the cash portion of the consideration for the Founding Companies; (iv) the weighted average portion of 4,140,000 shares sold in the Offering, net of the shares sold to cover the purchase of the Founding Companies; and (v) 352,415 shares attributable to dilution for outstanding options to purchase Common Stock, using the treasury stock method.

      Fully diluted net income per common and common equivalent share is equal to primary earnings per share for the period presented.

6.    LONG TERM OBLIGATIONS

      The Company is negotiating to replace its present $30 million revolving credit facility with a three year, $115 million revolving credit facility with eight banks. The interest rate applicable to borrowings under this facility is the London Interbank Offering Rate ("LIBOR") plus 1.00%, with the rate escalating as the Company's level of funded debt increases relative to its cash flow. A commitment fee is payable on the unused portion of the facility. As of August 14, 1996 the Company had borrowings of approximately $16.1 million outstanding under the present facility.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES

                            COMBINED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31, MAY 31,
                                                               1995       1996
                                                              -------    -------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................    $ 1,861    $   286
     Accounts receivable, less allowance of $50 ..........        952      1,298
     Notes receivable from stockholder ...................        652       --
     Inventories .........................................        796        639
     Investments .........................................        365        110
Prepaid expenses and other current assets ................        577        442
                                                              -------    -------
         Total current assets ............................      5,203      2,775

PROPERTY AND EQUIPMENT, net ..............................     10,826     12,550

OTHER ASSETS .............................................         62         53
                                                              -------    -------
         Total assets ....................................    $16,091    $15,378

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term obligations .........    $ 1,217    $  --
     Accounts payable and accrued liabilities ............      4,067      3,547
                                                              -------    -------
         Total current liabilities .......................      5,284      3,547

LONG-TERM OBLIGATIONS, net of current maturities .........      3,850      5,365

DEFERRED INCOME TAXES ....................................      2,055      2,046
                                                              -------    -------
         Total liabilities ...............................     11,189     10,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, no par, 13,250 shares authorized,
     549 shares issued ...................................         73         73
     Retained earnings ...................................      4,829      4,347
                                                              -------    -------
         Total stockholders' equity ......................      4,902      4,420
                                                              -------    -------
         Total liabilities and stockholders' equity ......    $16,091    $15,378
                                                              =======    =======

                 The accompanying notes are an integral part of
                      these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                          COMBINED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                            THREE MONTHS TWO MONTHS SIX MONTHS  FIVE MONTHS
                                               ENDED      ENDED       ENDED       ENDED
                                              JUNE 30,    MAY 31,    JUNE 30,    MAY 31,
                                                1995       1996       1995        1996
                                              ---------  ---------  ---------   ---------
REVENUES ..................................   $   7,385  $   5,137  $  13,742   $  11,520
OPERATING EXPENSES ........................       6,200      4,453     12,038      10,648
                                              ---------  ---------  ---------   ---------
     Gross profit .........................       1,185        684      1,704         872
GENERAL AND ADMINISTRATIVE EXPENSES .......         636        374      1,333       1,052
                                              ---------  ---------  ---------   ---------
     Operating income (loss) ..............         549        310        371        (180)
OTHER (INCOME) EXPENSE:
     Interest expense .....................         122         87        205         197
     Interest income ......................         (23)       (23)       (57)        (39)
                                              ---------  ---------  ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES .........         450        246        223        (338)
PROVISION FOR INCOME TAXES ................         105        136         47        --
                                              ---------  ---------  ---------   ---------

NET INCOME (LOSS).........................    $     345  $     110  $     176   $    (338)
                                              =========  =========  =========   =========

PRO FORMA DATA:
     Historical net income (loss).........    $     345  $     110  $     176   $    (338)
     Pro forma compensation differential ..         193       --          336         140
     Less: Pro forma provision
     (benefit) for income taxes ...........         158        (58)       182         (83)
                                              ---------  ---------  ---------   ---------

PRO FORMA NET INCOME (LOSS) ..............    $     380  $     168  $     330   $    (115)
                                              =========  =========  =========   =========

                 The accompanying notes are an integral part of
                      these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                        COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS  TWO MONTHS   SIX MONTHS   FIVE MONTHS
                                                          ENDED        ENDED        ENDED        ENDED
                                                         JUNE 30,      MAY 31,     JUNE 30,      MAY 31,
                                                           1995         1996         1995         1996
                                                         ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................   $     345    $     110    $     176    $    (338)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities --
   Depreciation ......................................         176          151          395          396
   Deferred tax provision ............................         145          119           81           (9)
   Changes in operating assets and liabilities --
      Accounts receivable, net .......................         115          (57)         312         (346)
      Inventories ....................................         (75)         171          (60)         157
      Prepaid expenses and other current assets ......          11           35          150          135
      Accounts payable and accrued liabilities .......         473       (1,154)         840         (520)
      Other ..........................................          53          651           17          661
                                                         ---------    ---------    ---------    ---------
         Net cash provided by operating activities ...       1,243           26        1,911          136
                                                         ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ...............        (920)      (1,095)      (2,646)      (2,183)
   Proceeds from sales (purchases) of investments ....          (1)         255           (1)         255
                                                         ---------    ---------    ---------    ---------
         Net cash used in investing activities .......        (921)        (840)      (2,647)      (1,928)
                                                         ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations .......          (7)      (5,878)      (2,897)      (6,719)
   Proceeds from issuance of long-term obligations ...         440        6,055        3,858        7,017
   Dividends paid ....................................        --            (81)        --            (81)
                                                         ---------    ---------    ---------    ---------
         Net cash provided by
            financing activities .....................         433           96          961          217
                                                         ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................         755         (718)         225       (1,575)
CASH AND CASH EQUIVALENTS, beginning of period .......       1,696        1,004        2,226        1,861
                                                         ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .............   $   2,451    $     286    $   2,451    $     286
                                                         =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest ............................   $      50    $      46    $     131    $     154
   Cash paid for income taxes ........................          27          153           27          153

                 The accompanying notes are an integral part of
                      these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Suburban Transit Corp. and its six related companies (collectively, the "Company") operate city transit services, provide local commuter service and provide motorcoach transportation services in the New York/New Jersey metropolitan area. The Company also provides charter and group tour services.

      The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. ("Coach USA"), pursuant to which the Company merged with a subsidiary of Coach USA (the "Merger"). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of Coach USA on May 17, 1996.

2.    BASIS OF PRESENTATION

      The unaudited combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      The combined financial statements include the accounts and results of operations of Suburban Transit Corp. and related companies which are under common control and management of three related stockholders. All significant intercompany transactions and balances have been eliminated.

      For accounting purposes and for purposes of the presentation of the financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. condensed consolidated financial statements.

      INTERIM FINANCIAL INFORMATION

      The interim financial statements as of May 31, 1996, and for the two months and five months ended May 31, 1996 and the three months and six months ended June 30, 1995, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the combined interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3.    PRO FORMA NET INCOME

      Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1995.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
              NOTES TO COMBINED FINANCIAL STATEMENTS - (CONTINUED)

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

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)

                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                          OCTOBER 31,   MAY 31,
                                                             1995        1996
                                                           --------    --------
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................  $    401    $    706
   Accounts receivable, less allowance of $150 and $144 .     2,367       1,654
   Notes receivable from stockholder ....................       229         347
   Inventories ..........................................       474         458
   Investments ..........................................       759         765
   Prepaid expenses and other current asset .............     1,001       1,038
                                                           --------    --------
     Total current assets ...............................     5,231       4,968

PROPERTY AND EQUIPMENT, net .............................     7,668       7,531

OTHER ASSETS ............................................       365         255
                                                           --------    --------
     Total assets .......................................  $ 13,264    $ 12,754
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term obligations ..........  $  1,358    $    983
   Accounts payable and accrued liabilities .............     2,260       1,913
                                                           --------    --------
     Total current liabilities ..........................     3,618       2,896

LONG-TERM OBLIGATIONS, net of current maturities ........     3,281       4,006

DEFERRED INCOME TAXES ...................................     1,183       1,187
                                                           --------    --------
     Total liabilities ..................................     8,082       8,089

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, no par, 6,000,000 shares authorized,
   4,358,879 shares issued ..............................     6,529       6,529
   Retained deficit .....................................    (1,347)     (1,864)
                                                           --------    --------
     Total stockholders' equity .........................     5,182       4,665
                                                           --------    --------
     Total liabilities and stockholders' equity .........  $ 13,264    $ 12,754
                                                           ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)

                       CONSOLIDATED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                          THREE MONTHS   TWO MONTHS    SIX MONTHS   FIVE MONTHS
                                             ENDED         ENDED         ENDED        ENDED
                                            JUNE 30,       MAY 31,      JUNE 30,      MAY 31,
                                              1995          1996          1995          1996
                                           ----------    ----------    ----------    ----------
REVENUES ...............................   $    7,529    $    4,981    $   12,811    $   10,881
OPERATING EXPENSES .....................        5,666         3,982        10,225         9,021
                                           ----------    ----------    ----------    ----------
     Gross profit ......................        1,863           999         2,586         1,860
GENERAL AND ADMINISTRATIVE EXPENSES ....        1,165           568         2,307         1,861
                                           ----------    ----------    ----------    ----------
     Operating income (loss) ...........          698           431           279            (1)
OTHER (INCOME) EXPENSE:
     Interest expense ..................          142           119           311           227
     Interest income ...................           (5)           (8)           (9)          (17)
                                           ----------    ----------    ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES ......          561           320           (23)         (211)
PROVISION (BENEFIT) FOR INCOME TAXES ...          207           157           (26)          (55)
                                           ----------    ----------    ----------    ----------

NET INCOME (LOSS) ......................   $      354    $      163    $        3    $     (156)
                                           ==========    ==========    ==========    ==========

PRO FORMA DATA:
     Historical net income (loss) ......   $      354    $      163    $        3    $     (156)
     Pro forma compensation differential           90          --             178           176
     Less: Pro forma provision (benefit)
      for income taxes .................           56           (24)           87            40
                                           ----------    ----------    ----------    ----------
PRO FORMA NET INCOME (LOSS) ............   $      388    $      187    $       94    $      (20)
                                           ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                             THREE MONTHS   TWO MONTHS    SIX MONTHS   FIVE MONTHS
                                                                ENDED          ENDED        ENDED         ENDED
                                                               JUNE 30,       MAY 31,      JUNE 30,       MAY 31,
                                                                 1995          1996          1995          1996
                                                              ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ....................................   $      354    $      163    $        3    $     (156)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities --
         Depreciation .....................................          218           139           434           373
         Deferred tax provision (benefit)  ................          220           422            (8)          230
         Changes in operating assets and liabilities --
            Accounts receivable, net ......................         (291)          (13)       (1,003)            7
            Inventories ...................................          (77)            1           (68)            7
            Prepaid expenses and other current assets .....          219          (482)          565          (153)
            Accounts payable and accrued liabilities ......          293           197           682           (39)
            Other .........................................          (55)         (310)          (38)         (239)
                                                              ----------    ----------    ----------    ----------
               Net cash provided by
                 operating activities .....................          881           117           567            30
                                                              ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ..................          (85)         (254)         (198)         (363)
     Purchases of investments .............................         (254)           (6)         (254)           (6)
                                                              ----------    ----------    ----------    ----------
              Net cash used in investing activities .......         (339)         (260)         (452)         (369)
                                                              ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term obligations ..........       (2,979)       (2,487)       (2,978)       (2,487)
     Proceeds from issuance of long-term obligations ......        2,444         3,164         2,807         3,409
                                                              ----------    ----------    ----------    ----------
               Net cash provided by (used in)
               financing activities .......................         (535)          677          (171)          922
                                                              ----------    ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH ...........................            7           534           (56)          583
CASH AND CASH EQUIVALENTS, beginning of period ............           52           172           115           123
                                                              ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period ..................   $       59    $      706    $       59    $      706
                                                              ==========    ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
     Cash paid for interest ...............................   $      131    $      145    $      296    $      283
     Cash paid for income taxes ...........................           17            28            25            51

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES

                    (OPERATING AS GRAY LINE OF SAN FRANCISCO)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                    (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BUSINESS AND ORGANIZATION

      Grosvenor Bus Lines, Inc., and subsidiaries (the "Company"), operating as Gray Line of San Francisco, provides motorcoach sight-seeing services in the San Francisco, California, Bay Area. The Company also provides charter and public transit services.

      The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. ("Coach USA"), pursuant to which the Company merged with a subsidiary of Coach USA (the "Merger"). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of Coach USA on May 17, 1996.

2.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      The consolidated financial statements include the accounts and results of operations of Grosvenor Bus Lines, Inc., all its subsidiaries, and certain transportation equipment owned by a stockholder and utilized in the operations of the business. All significant intercompany transactions and balances have been eliminated in consolidation.

      For accounting purposes and for purposes of the presentation of the consolidated financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. condensed consolidated financial statements.

      INTERIM FINANCIAL INFORMATION

      The interim financial statements as of May 31, 1996, and for the two months and five months ended May 31, 1996 and the three months and six months ended June 30, 1995, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

      The unaudited consolidated financial statements for the six months ended June 30, 1995 and the five months ended May 31, 1996 have been prepared by subtracting the results of operations for the two months ended December 31, 1994 and 1995 from the results of operations for the eight months ended June 30, 1995 and the seven months ended May 31, 1996 for Gray Line SF. Gray Line SF's revenues were $3,579,000 and $3,878,000 and it incurred a net loss of $295,000 and $361,000 in the two months ended December 31, 1994 and 1995, respectively.

3.    PRO FORMA NET INCOME

      Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1995.

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

      The unaudited pro forma data present compensation at the level the stockholder of the Company agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

                               LEISURE TIME TOURS

                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         DECEMBER 31,   MAY 31,
                                                            1995         1996
                                                         ----------   ----------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .........................   $    1,315   $      368
   Accounts receivable, less allowance of $37 ........          579          652
   Inventories .......................................          234          234
   Investments, including restricted of $300 .........          885          544
   Prepaid expenses and other current assets .........        1,055          877
                                                         ----------   ----------
     Total current assets ............................        4,068        2,675

PROPERTY AND EQUIPMENT, net ..........................       13,479       14,451

OTHER ASSETS .........................................           90           54
                                                         ----------   ----------
     Total assets ....................................   $   17,637   $   17,180
                                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations .......   $    1,334   $       40
   Accounts payable and accrued liabilities ..........        5,271        6,103
                                                         ----------   ----------
     Total current liabilities .......................        6,605        6,143

LONG-TERM OBLIGATIONS, net of current maturities .....        2,999        8,679

DEFERRED INCOME TAXES ................................          558          570
                                                         ----------   ----------
     Total liabilities ...............................       10,162       15,392

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $100 par, 100 shares authorized,
   16 2/3 shares issued ..............................            2            2
   Retained earnings .................................        7,473        1,786
                                                         ----------   ----------
     Total stockholders' equity ......................        7,475        1,788
                                                         ----------   ----------
     Total liabilities and stockholders' equity ......   $   17,637   $   17,180
                                                         ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                            THREE MONTHS   TWO MONTHS   SIX MONTHS   FIVE MONTHS
                                               ENDED          ENDED       ENDED         ENDED
                                              JUNE 30,       MAY 31,     JUNE 30,      MAY 31,
                                                1995          1996         1995          1996
                                             ----------    ----------   ----------    ----------
REVENUES .................................   $    5,165    $    3,852   $    8,949    $    8,220

OPERATING EXPENSES .......................        3,944         2,823        7,191         6,419
                                             ----------    ----------   ----------    ----------
     Gross profit ........................        1,221         1,029        1,758         1,801
 GENERAL AND ADMINISTRATIVE EXPENSES .....          441           343          893           828
                                             ----------    ----------   ----------    ----------
     Operating income ....................          780           686          865           973
OTHER (INCOME) EXPENSE:
     Interest expense ....................           84           141          154           208
     Interest income .....................          (38)         --            (40)          (26)
                                             ----------    ----------   ----------    ----------
INCOME BEFORE INCOME TAXES ...............          734           545          751           791
PROVISION FOR INCOME TAXES ...............           69            43           71            66
                                             ----------    ----------   ----------    ----------

NET INCOME ...............................   $      665    $      502   $      680    $      725
                                             ==========    ==========   ==========    ==========

PRO FORMA DATA:
     Historical net income ...............   $      665    $      502   $      680    $      725
     Pro forma compensation differential .           24          --            100            60
     Pro forma provision for income taxes           258           176          295           291
                                             ----------    ----------   ----------    ----------

PRO FORMA NET INCOME .....................   $      431    $      326   $      485    $      494
                                             ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                              LEISURE TIME TOURS
                           STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                      THREE MONTHS   TWO MONTHS    SIX MONTHS    FIVE MONTHS
                                                         ENDED          ENDED        ENDED         ENDED
                                                        JUNE 30,       MAY 31,      JUNE 30,       MAY 31,
                                                          1995          1996          1995          1996
                                                       ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................   $      665    $      502    $      680    $      725
   Adjustments to reconcile net income to net cash
      provided by operating activities --
     Depreciation ..................................          250           147           492           377
     Loss on sale of assets ........................           46          --              46          --
     Net gain on sale of investments ...............           (5)          (43)          (54)          (61)
     Deferred tax provision (benefit) ..............           24             1           (17)           12
     Changes in operating assets and liabilities--
        Accounts receivable, net ...................         (112)          (57)          (38)          (73)
        Inventories ................................            9          --               9          --
        Prepaid expenses and other current assets ..          (21)          (19)         (111)          178
        Accounts payable and accrued liabilities ...         (310)          579           147           832
        Other ......................................           (8)          (49)          (14)          (64)
                                                       ----------    ----------    ----------    ----------
           Net cash provided by operating activities          538         1,061         1,140         1,926
                                                       ----------    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .............       (2,244)       (1,399)       (2,264)       (1,810)
   Proceeds from sales of property and equipment ...        1,033          --           1,033            90
   Purchase of investments .........................          (20)         --            (234)         --
   Proceeds from sales of investments ..............         --             293          --             402
                                                       ----------    ----------    ----------    ----------
           Net cash used in
              investing activities .................       (1,231)       (1,106)       (1,465)       (1,318)
                                                       ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations .....          (39)       (9,055)         (275)       (9,378)
   Proceeds from issuance of long-term obligations .         --          12,214           744        12,214
   Dividends paid ..................................       (1,050)       (4,141)       (1,240)       (4,391)
                                                       ----------    ----------    ----------    ----------
           Net cash used in
              financing activities .................       (1,089)         (982)         (771)       (1,555)
                                                       ----------    ----------    ----------    ----------
NET DECREASE IN CASH ...............................       (1,782)       (1,027)       (1,096)         (947)
CASH AND CASH EQUIVALENTS, beginning of period .....        2,908         1,395         2,222         1,315
                                                       ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period............   $    1,126    $      368    $    1,126    $      368
                                                       ==========    ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest ..........................   $       71    $      106    $      136    $      192
   Cash paid for income taxes ......................          193            75           193            89

   The accompanying notes are an integral part of these financial statements.

                              LEISURE TIME TOURS
                         NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Leisure Time Tours (the "Company") provides motorcoach transportation services through regularly scheduled excursion, charter and group tour services primarily in the states of New Jersey, New York and Pennsylvania.

      The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. ("Coach USA"), pursuant to which the Company merged with a subsidiary of Coach USA (the "Merger"). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of Coach USA on May 17, 1996.

2.    BASIS OF PRESENTATION

      The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      For accounting purposes and for purposes of the presentation of the financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. condensed consolidated financial statements.

      INTERIM FINANCIAL INFORMATION

      The interim financial statements as of May 31, 1996, and for the six months ended June 30, 1995 and the five months ended May 31, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3.    PRO FORMA NET INCOME

      Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1995.

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

      The unaudited pro forma data present compensation at the level the stockholder of the Company agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                            COMBINED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                     DECEMBER 31,      MAY 31,
                                                        1995            1996
                                                     -----------    -----------
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ......................  $       209    $       278
   Accounts receivable, less allowance of $10 .....          183            208
   Inventories ....................................          307            289
   Investments, including restricted of $580 and $0        1,046           --
   Prepaid expenses and other current assets ......        1,022            443
                                                     -----------    -----------
     Total current assets .........................        2,767          1,218

PROPERTY AND EQUIPMENT, net .......................        3,241          3,488

OTHER ASSETS ......................................          137            160
                                                     -----------    -----------
   Total assets ...................................  $     6,145    $     4,866
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations ....  $       497    $      --
   Accounts payable and accrued liabilities .......        2,953
                                                                          2,524
   Notes payable to stockholder ...................          171           --
                                                     -----------    -----------
     Total current liabilities ....................        3,621          2,524

LONG-TERM OBLIGATIONS, net of current maturities ..        1,191          2,014
                                                     -----------    -----------
     Total liabilities ............................        4,812          4,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, no par, 7,500 shares authorized,
      3,600 shares issued .........................           75             75
   Additional paid-in capital .....................          102            102
   Retained earning ...............................        1,580            575
   Treasury stock, at cost ........................         (424)          (424)
                                                     -----------    -----------
     Total stockholders' equity ...................        1,333            328
                                                     -----------    -----------
     Total liabilities and stockholders' equity ...  $     6,145    $     4,866
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                      these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                         COMBINED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                          THREE MONTHS   TWO MONTHS    SIX MONTHS   FIVE MONTHS
                                                              ENDED         ENDED         ENDED        ENDED
                                                            JUNE 30,       MAY 31,      JUNE 30,      MAY 31,
                                                              1995          1996          1995          1996
                                                           ----------    ----------    ----------    ----------
REVENUES ...............................................   $    3,758    $    2,615    $    6,598    $    5,466
OPERATING EXPENSES .....................................        3,085         2,183         5,644         4,687
                                                           ----------    ----------    ----------    ----------
     Gross profit ......................................          673           432           954           779
GENERAL AND ADMINISTRATIVE EXPENSES ....................          635           244         1,063           668
                                                           ----------    ----------    ----------    ----------
     Operating income (loss) ...........................           38           188          (109)          111
OTHER (INCOME) EXPENSE:
   Interest expense ....................................           68            26           143            83
   Interest income .....................................          (12)         --             (12)          (13)
                                                           ----------    ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES ......................          (18)          162          (240)           41
PROVISION (BENEFIT) FOR INCOME TAXES ...................         --              65           (89)           17
                                                           ----------    ----------    ----------    ----------

NET INCOME (LOSS) ......................................   $      (18)   $       97    $     (151)   $       24
                                                           ==========    ==========    ==========    ==========

PRO FORMA DATA:
   Historical net income (loss) ........................   $      (18)   $       97    $     (151)   $       24
   Pro forma compensation differential .................          426          --             585           143
   Less: Pro forma provision (benefits) for income taxes          162            (4)          225            60
                                                           ----------    ----------    ----------    ----------


PRO FORMA NET INCOME ...................................   $      246    $      101    $      209    $      107
                                                           ==========    ==========    ==========    ==========

                 The accompanying notes are an integral part of
                      these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                           THREE MONTHS   TWO MONTHS    SIX MONTHS    FIVE MONTHS
                                                              ENDED         ENDED         ENDED          ENDED
                                                             JUNE 30,       MAY 31,      JUNE 30,       MAY 31,
                                                               1995          1996          1995          1996
                                                            ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................   $      (18)   $       97    $     (151)   $       24
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities --
     Depreciation .......................................           87            52           171           143
     Gain on sale of assets .............................           (4)          (19)           (4)          (96)
     Deferred tax provision (benefit) ...................           (3)           27           (92)          (21)
     Changes in operating assets and liabilities --
         Accounts receivable, net .......................         (108)          (65)         (137)          (25)
         Inventories ....................................           (4)           28           (16)           18
         Prepaid expenses and other current assets ......          205          (217)          361           100
         Accounts payable and accrued liabilities .......          597           395            60          (488)
         Other ..........................................          (71)          (19)            8            (2)
                                                            ----------    ----------    ----------    ----------
            Net cash provided by (used in)
               operating activities .....................          681           279           200          (347)
                                                            ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ..................       (1,075)         (602)         (994)         (602)
   Proceeds from sales of property and equipment ........         --             115             4           277
   Purchases of investments .............................          (31)          (61)          (46)         --
   Proceeds from the sale of investments ................         --            --            --             450
            Net cash provided by (used in)
               investing activities .....................       (1,106)         (548)       (1,036)          125
                                                            ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations ..........          (11)       (2,199)          (93)       (2,376)
   Proceeds from issuance of long-term obligations ......          744         2,550         1,048         2,750
   Dividends paid .......................................         (195)         --            (195)          (83)
                                                            ----------    ----------    ----------    ----------
            Net cash provided by
               financing activities .....................          538           351           760           291
                                                            ----------    ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH .........................          113            82           (76)           69
CASH AND CASH EQUIVALENTS, beginning of period ..........           80           196           269           209
                                                            ----------    ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, end of period ................   $      193    $      278    $      193    $      278
                                                            ----------    ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ...............................   $       78    $       20    $      152    $       81
   Cash paid for income taxes ...........................           14          --              14          --

                 The accompanying notes are an integral part of
                      these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION
      Community Bus Lines, Inc., and its six affiliated companies (collectively, the "Company") operate city transit services, provide local commuter service and provide motorcoach charter and group tour services. The Company operates primarily in the New York/New Jersey metropolitan area.

      The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. ("Coach USA"), pursuant to which the Company merged with a subsidiary of Coach USA (the "Merger"). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of Coach USA on May 17, 1996.

2.    BASIS OF PRESENTATION
      The unaudited combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      The combined financial statements include the accounts and results of operations of Community Bus Lines, Inc., and certain related companies which are under common control and management of six related stockholders. All significant intercompany transactions and balances have been eliminated.

      For accounting purposes and for purposes of the presentation of the combined financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. condensed consolidated financial statements.

      INTERIM FINANCIAL INFORMATION

      The interim financial statements as of May 31, 1996, and for the five months ended May 31, 1996 and the six months ended June 30, 1995, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the combined interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3.    PRO FORMA NET INCOME

      Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1995.

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

      The unaudited pro forma data present compensation at the level the stockholder of the Company agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

                              CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                                BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         DECEMBER 31,   MAY 31,
                                                            1995         1996
                                                          ---------   ----------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $      20   $       56
   Accounts receivable, less allowance of $16 .........         141          228
   Inventories ........................................         326          326
   Prepaid expenses and other current assets ..........          27           27
                                                          ---------   ----------
     Total current assets .............................         514          637

PROPERTY AND EQUIPMENT, net ...........................       8,294       11,101

OTHER ASSETS ..........................................          36           14
                                                          ---------   ----------
     Total assets .....................................   $   8,844   $   11,752
                                                          =========   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations ........   $   1,708   $      431
   Accounts payable and accrued liabilities ...........       1,223        1,363
   Notes payable to stockholders ......................         315         --
                                                          ---------   ----------
     Total current liabilities ........................       3,246        1,794

LONG-TERM OBLIGATIONS, net of current maturities ......       4,675        9,066

DEFERRED INCOME TAXES .................................         142          145
                                                          ---------   ----------
     Total liabilities ................................       8,063       11,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, no par, 2,500 shares authorized,
    300 shares issued .................................          16           16
   Retained earnings ..................................         765          731
                                                          ---------   ----------
     Total stockholders' equity .......................         781          747
                                                          ---------   ----------
     Total liabilities and stockholders' equity .......   $   8,844   $   11,752
                                                          =========   ==========

  The accompanying notes are an integral part of these financial statements.

                              CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                             STATEMENTS OF INCOME
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                         THREE MONTHS   TWO MONTHS   SIX MONTHS   FIVE MONTHS
                                                            ENDED          ENDED       ENDED          ENDED
                                                           JUNE 30,       MAY 31,     JUNE 30,       MAY 31,
                                                             1995          1996         1995          1996
                                                          ----------    ----------   ----------    ----------
REVENUES ..............................................   $    2,897    $    2,123   $    5,239    $    4,392
OPERATING EXPENSES ....................................        2,113         1,623        4,126         3,592
                                                          ----------    ----------   ----------    ----------
     Gross profit .....................................          784           500        1,113           800
GENERAL AND ADMINISTRATIVE EXPENSES ...................          289           266          517           516
                                                          ----------    ----------   ----------    ----------
     Operating income .................................          495           234          596           284
OTHER (INCOME) EXPENSE:
   Interest expense ...................................          179           124          385           309
   Interest income ....................................           (3)         --             (3)         --
                                                          ----------    ----------   ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES .....................          319           110          214           (25)
PROVISION (BENEFIT) FOR INCOME TAXES ..................           30            11           20            (2)
                                                          ----------    ----------   ----------    ----------

NET INCOME (LOSS) .....................................   $      289    $       99   $      194    $      (23)
                                                          ==========    ==========   ==========    ==========

PRO FORMA DATA:
   Historical net income (loss) .......................   $      289    $       99   $      194    $      (23)
   Pro forma compensation differential ................           36          --             71            17
   Less: Pro forma provision (benefit) for income taxes          123            29          103            (1)
                                                          ----------    ----------   ----------    ----------

PRO FORMA NET INCOME (LOSS) ...........................   $      202    $       70   $      162    $       (5)
                                                          ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                         (OPERATING AS ADVENTURE TRAILS)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS    TWO MONTHS   SIX MONTHS   FIVE MONTHS
                                                             ENDED          ENDED        ENDED         ENDED
                                                            JUNE 30,       MAY 31,      JUNE 30,      MAY 31,
                                                              1995          1996         1995          1996
                                                            ---------    ----------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................   $     289    $       99    $     194    $      (23)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities --
     Depreciation .......................................         142           131          283           287
     Deferred tax provision (benefit) ...................          28             7           21            (6)
     Changes in operating assets and liabilities --
         Accounts receivable, net .......................          (3)          (71)         (77)          (87)
         Inventories ....................................           9          --             41          --
         Prepaid expenses and other current assets ......         (27)          (13)          65          --
         Accounts payable and accrued liabilities .......         (51)           82          102           140
         Other ..........................................          (7)           27         --              31
                                                            ---------    ----------    ---------    ----------
            Net cash provided by (used in)
            operating activities ........................         380           262          629           342
                                                            ---------    ----------    ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ..................        --          (2,552)         (14)       (3,094)
                                                            ---------    ----------    ---------    ----------
            Net cash used in investing activities .......        --          (2,552)         (14)       (3,094)
                                                            ---------    ----------    ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations ..........        (353)       (5,846)        (703)       (6,073)
   Proceeds from issuance of long-term obligations ......          85         8,174           85         8,872
   Dividends paid .......................................         (11)           (1)         (21)          (11)
                                                            ---------    ----------    ---------    ----------
            Net cash provided by (used in) financing
                activities ..............................        (279)        2,327         (639)        2,788
                                                            ---------    ----------    ---------    ----------
NET INCREASE (DECREASE) IN CASH .........................         101            37          (24)           36
CASH AND CASH EQUIVALENTS, beginning of period ..........           4            19          129            20
                                                            ---------    ----------    ---------    ----------
CASH AND CASH EQUIVALENTS, end of period.................   $     105    $       56    $     105    $       56
                                                            =========    ==========    =========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest ...............................   $     170    $      157    $     350    $      304

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                         (OPERATING AS ADVENTURE TRAILS)
                          NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Cape Transit Corp., operating as Adventure Trails (the "Company"), provides motorcoach services to the Atlantic City, New Jersey casinos, including shuttles from the airport, scheduled service from Philadelphia, Pennsylvania, and contract service for employee shuttles. The Company also provides charter and group tour services.

      The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. ("Coach USA"), pursuant to which the Company merged with a subsidiary of Coach USA (the "Merger"). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of Coach USA on May 17, 1996.

2.    BASIS OF PRESENTATION

      The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      For accounting purposes and for purposes of the presentation of the financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. condensed consolidated financial statements.

      INTERIM FINANCIAL INFORMATION

      The interim financial statements as of May 31, 1996, and for the five months ended May 31, 1996 and the six months ended June 30, 1995, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3.    PRO FORMA NET INCOME

      Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1995.

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

      The unaudited pro forma data present compensation at the level the stockholder of the Company agreed to receive from the Company subsequent to the Merger. In addition, the pro forma data present the incremental provision for income taxes as if the Company had been subject to federal income taxes and for the income tax impact of the compensation differential discussed above.

                            ARROW STAGE LINES, INC.
                                BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                    SEPTEMBER 30,     MAY 31,
                                                        1995           1996
                                                    ------------   ------------
                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ....................   $        286   $          3
   Accounts receivable, less allowance of $38 ...          1,021            929
   Inventories ..................................            297            369
   Investments ..................................            543           --
   Prepaid expenses and other current assets ....            458            184
                                                    ------------   ------------
     Total current assets .......................          2,605          1,485

PROPERTY AND EQUIPMENT, net .....................         14,581         16,761

OTHER ASSETS ....................................            196           --
   Total assets .................................   $     17,382   $     18,246

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations ..   $      1,887   $        351
   Accounts payable and accrued liabilities .....          1,338          1,014
                                                    ------------   ------------
     Total current liabilities ..................          3,225          1,365

LONG-TERM OBLIGATIONS, net of current maturities           9,117         13,300
                                                    ------------   ------------
     Total liabilities ..........................         12,342         14,665

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $100 par, 990 shares authorized,
   10 shares issued .............................              1              1
   Retained earnings ............................          5,039          3,580
                                                    ------------   ------------
     Total stockholders' equity .................          5,040          3,581
                                                    ------------   ------------
     Total liabilities and stockholders' equity .   $     17,382   $     18,246
                                                    ============   ============

  The accompanying notes are an integral part of these financial statements.

                             ARROW STAGE LINES, INC.
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                               THREE MONTHS   TWO MONTHS    SIX MONTHS   FIVE MONTHS
                                                  ENDED         ENDED         ENDED         ENDED
                                                 JUNE 30,       MAY 31,      JUNE 30,       MAY 31,
                                                   1995          1996          1995          1996
                                                ----------    ----------    ----------    ----------
REVENUES ....................................   $    2,907    $    2,009    $    5,317    $    4,459
OPERATING EXPENSES ..........................        1,704           801         3,540         2,558
                                                ----------    ----------    ----------    ----------
     Gross profit ...........................        1,203         1,208         1,777         1,901
GENERAL AND ADMINISTRATIVE EXPENSES .........          549           315           889           675
                                                ----------    ----------    ----------    ----------
     Operating income .......................          654           893           888         1,226
OTHER (INCOME) EXPENSE:
   Interest expense .........................          224           197           419           437
   Interest income ..........................          (30)           (7)          (30)           (7)
                                                ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES ..................          460           703           499           796
PROVISION FOR INCOME TAXES ..................         --            --            --            --
                                                ----------    ----------    ----------    ----------

NET INCOME ..................................   $      460    $      703    $      499    $      796
                                                ==========    ==========    ==========    ==========

PRO FORMA DATA:
   Historical net income ....................   $      460    $      703    $      499    $      796
   Pro forma compensation differential ......            9          --              17            27
   Less: Pro forma provision for income taxes          191           303           211           346
                                                ----------    ----------    ----------    ----------

PRO FORMA NET INCOME ........................   $      278    $      400    $      305    $      477
                                                ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                           STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                     THREE MONTHS  TWO MONTHS    SIX MONTHS    FIVE MONTHS
                                                       ENDED          ENDED         ENDED        ENDED
                                                      JUNE 30,       MAY 31,      JUNE 30,       MAY 31,
                                                        1995          1996          1995          1996
                                                     ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $      460    $      703    $      499    $      796
   Adjustments to reconcile net income to net cash
      provided by operating activities --
     Depreciation ................................          377           146           626           356
     Gain on sale of assets ......................          (38)         (220)          (38)         (220)
     Changes in operating assets and liabilities--
        Accounts receivable, net .................           68          (259)           72          (595)
        Inventories ..............................           30           (23)           10           (98)
        Prepaid expenses and other current assets          (231)           66           (83)          101
        Accounts payable and accrued liabilities .          (97)         (829)          347           111
        Other ....................................          (40)            8           100          --
                                                     ----------    ----------    ----------    ----------

        Net cash provided by (used in)
        operating activities .....................          529          (408)        1,533           451
                                                     ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ...........       (1,823)       (3,916)       (2,682)       (5,311)
   Proceeds from sales of property and equipment .         --           1,935          --           1,935
   Proceeds from sales of investments ............         --              41          --             270
                                                     ----------    ----------    ----------    ----------

        Net cash used in investing activities ....       (1,823)       (1,940)       (2,682)       (3,106)
                                                     ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations ...         (292)      (12,687)         (652)      (13,243)
   Proceeds from issuance of long-term obligations        1,909        15,359         2,172        16,228
   Dividends paid ................................         (136)         (331)         (136)         (422)
                                                     ----------    ----------    ----------    ----------

        Net cash provided by financing activities         1,481         2,341         1,384         2,563
                                                     ----------    ----------    ----------    ----------


NET INCREASE (DECREASE) IN CASH ..................          187            (7)          235           (92)
CASH AND CASH EQUIVALENTS, beginning of period ...           50            10             2            95
                                                     ----------    ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, end of period .........   $      237    $        3    $      237    $        3
                                                     ==========    ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ........................   $      218    $      149    $      415    $      407

   The accompanying notes are an integral part of these financial statements.

                             ARROW STAGE LINES, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Arrow Stage Lines, Inc. (the "Company"), provides motorcoach charter services principally in the southwestern United States.

      The Company and its stockholders entered into a definitive agreement with Coach USA, Inc. ("Coach USA"), pursuant to which the Company merged with a subsidiary of Coach USA (the "Merger"). All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of Coach USA on May 17, 1996.

2.    BASIS OF PRESENTATION

      The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      For accounting purposes and for purposes of the presentation of the financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. condensed consolidated financial statements.

      INTERIM FINANCIAL INFORMATION

      The interim financial statements as of May 31, 1996, and for the six months ended June 30, 1995 and the five months ended May 31, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

      The unaudited financial statements for the six months ended June 30, 1995 and the five months ended May 31, 1996 have been prepared by subtracting the results of operations for the three months ended December 31, 1994 and 1995 from the results of operations for the nine months ended June 30, 1995 and the eight months ended May 31, 1996 for Arrow. Arrow's revenues were $2,425,000 and $2,211,000 and it had net income (loss) of $7,000 and $(232,000) for the three months ended December 31, 1994 and 1995, respectively.

3.    PRO FORMA NET INCOME

      Pursuant to the Merger, the pro forma information has been presented for the purpose of reflecting net income as if the Merger had occurred on January 1, 1995.

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

                                COACH USA, INC.
                                BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                        DECEMBER 31,   MAY 31,
                                                            1995        1996
                                                          --------    ---------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ..........................   $      1    $       1
   Deferred offering costs ............................        188        5,173
                                                          --------    ---------
     Total Current Assets .............................        189        5,174


PROPERTY AND EQUIPMENT, net ...........................          9           49

Other Assets ..........................................       --             54
                                                          --------    ---------
     Total assets .....................................   $    198    $   5,277
                                                          ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ...........   $    197    $   5,253
                                                          --------    ---------
     Total liabilities ................................        197        5,253

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par, 30,000,000 shares
     authorized, 1,473,724 and 2,165,724 shares issued          15           22
   Additional Paid-in Capital .........................       --          2,055
   Retained earnings ..................................        (14)      (2,053)
                                                          --------    ---------
     Total stockholders' equity .......................          1           24
                                                          --------    ---------
     Total liabilities and stockholders' equity .......   $    198    $   5,277
                                                          ========    =========

   The accompanying notes are an integral part of these financial statements.

                                COACH USA, INC.
                             STATEMENTS OF INCOME
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                        TWO MONTHS   FIVE MONTHS
                                                           ENDED        ENDED
                                                           MAY 31,     JUNE 30,
                                                            1996         1996
                                                            -----       -------
REVENUES .............................................      $--         $  --
OPERATING EXPENSES ...................................       --            --
                                                            -----       -------
     Gross profit ....................................       --            --
GENERAL AND ADMINISTRATIVE EXPENSES ..................        100         2,176
                                                            -----       -------
     Operating loss ..................................       (100)       (2,176)
OTHER (INCOME) EXPENSE:
   Interest expense ..................................         31            31
   Interest income ...................................       (170)         (170)
                                                            -----       -------
INCOME (LOSS) BEFORE INCOME TAXES ....................         39        (2,037)
PROVISION FOR INCOME TAXES ...........................         16            16
                                                            -----       -------

NET INCOME (LOSS) ....................................      $  23       $(2,053)
                                                            =====       =======
PRO FORMA DATA:
   Historical net income (loss) ......................      $  23       $(2,053)
   Pro forma compensation differential ...............       --           2,076
   Less: Pro forma provision for income taxes ........       --            --

PRO FORMA NET INCOME .................................      $  23       $    23
                                                            =====       =======

   The accompanying notes are an integral part of these financial statements.

                                 COACH USA, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                        TWO MONTHS   FIVE MONTHS
                                                           ENDED        ENDED
                                                          MAY 31,      MAY 31,
                                                           1996         1996
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................  $      23    $  (2,053)
   Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities --
     Non-recurring, non-cash charge ...................  $    --      $   2,076
     Depreciation .....................................          1            1
        Prepaid expenses and other current assets .....     (2,441)      (4,985)
        Accounts payable and accrued liabilities ......      2,512        5,056
        Other .........................................        (54)         (54)
                                                         ---------    ---------

          Net cash provided by operating activities ...         41           41
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ................        (41)         (41)
                                                         ---------    ---------
          Net cash used in investing activities .......        (41)         (41)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH .......................       --           --
CASH AND CASH EQUIVALENTS, beginning of period ........          1            1
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ..............  $       1    $       1
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest .............................  $    --      $    --

   The accompanying notes are an integral part of these financial statements.

                                 COACH USA, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      In September 1995, Coach USA, Inc. ("Coach USA" or the "Company") was founded to create a national company providing motorcoach transportation services.

      Concurrent with the initial public offering of its common stock (the "Offering"), wholly-owned subsidiaries of Coach USA merged (the "Merger") with the following six companies (each, a Founding Company and collectively, the "Founding Companies"): Suburban Transit Corp. and related companies (Suburban), Grosvenor Bus Lines, Inc. and subsidiaries, operating as Gray Line of San Francisco (Gray Line SF), Leisure Time Tours (Leisure), Community Bus Lines, Inc. and related companies (Community), Cape Transit Corp., operating as Adventure Trails (Adventure), and Arrow Stage Lines, Inc. (Arrow). The Mergers have been effected by Coach USA through issuance of its common stock and cash. Each of the Founding Companies is a motorcoach company, which provides a wide range of commuter, transit, recreation and excursion transportation services.

2.    BASIS OF PRESENTATION

      The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

      For accounting purposes and for purposes of the presentation of the financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. condensed consolidated financial statements.

      INTERIM FINANCIAL INFORMATION

      The interim financial statements as of May 31, 1996, and for the two months and five months ended May 31, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

3.    PRO FORMA NET INCOME

      During the three months ended March 31, 1996, Coach USA sold an aggregate of 692,000 shares of Common Stock to management. As a result, Coach USA incurred a non-recurring, non-cash charge of $2,076,000, representing the difference between the amounts paid for the shares and the estimated fair value of the shares on the date of sale as if the companies were combined.

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

      The Founding Companies have been managed prior to the Merger as independent private companies, and, as such, their results of operations reflect a variety of tax structures (S Corporations and C Corporations) which have influenced, among other things, their historical levels of owners' compensation. These owners and certain key employees agreed to certain reductions in their compensation and benefits in connection with the organization of the Company and the Mergers. The differential between the previous compensation and benefits of these individuals and the compensation they agreed to receive subsequent to the Mergers is referred to as "Compensation Differential." This Compensation Differential and the related income tax effects have been reflected as pro forma adjustments in the Coach USA pro forma financial information.

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

RESULTS OF OPERATIONS -- PRO FORMA COMBINED (UNAUDITED)

                                           Three Months Ended  Six Months Ended
                                               JUNE 30,            JUNE 30,
                                           -----------------   -----------------
                                            1995      1996      1995      1996
                                           -------   -------   -------   -------
Revenues ...............................   $29,641   $31,561   $52,656   $55,782
Operating Expenses .....................    22,712    24,020    42,764    45,080
                                           -------   -------   -------   -------
   Gross Profit ........................     6,929     7,541     9,892    10,702
General and Administrative Expenses ....     2,937     3,309     5,715     6,236
Interest and Other .....................       708       597     1,466     1,300
                                           -------   -------   -------   -------
Income Before Income Taxes .............     3,284     3,635     2,711     3,166
Provision for Income Taxes .............     1,359     1,484     1,126     1,329
                                           -------   -------   -------   -------
Pro Forma Net Income ...................   $ 1,925   $ 2,151   $ 1,585   $ 1,837
                                           =======   =======   =======   =======

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      The pro forma combined results discussed below occurred when the combined Founding Companies were under common control and management for the month of June 1996, all other periods reflected were not under common control or management and may not be comparable to, or indicative of, future performance.

COMBINED RESULTS FOR THREE AND SIX MONTHS ENDED JUNE 1995 COMPARED TO 1996

      Revenues increased by 6.5% and 5.9% to $31.6 million and $55.8 million, respectively, for the three and six months ended June 30, 1996. The increase in six month revenues was largely due to an increase in Leisure's revenues of $1.4 million, primarily attributable to significantly increased ridership on scheduled service to the Atlantic City casinos, an increase in Gray Line SF's revenues of $0.9 million, primarily attributable to an increase in the level of municipal contract services, and an increase in Arrow's revenues of $0.4 million, primarily attributable to increased charter revenues.

      Operating expenses increased 5.8%and 5.4% to $24.0 million and $45.1 million, respectively, for the three and six months ended June 30, 1996. The increase in six month operating expenses was largely due to a combined increase of $0.8 million at all of the locations attributable to higher fuel costs and consumption. The remaining increase in costs of $1.5 million was largely due to increased operations at all locations.

      General and Administrative expenses after elimination of the compensation differential and non-recurring stock compensation increased 12.7% and 9.1%, respectively, as compared to the three months and six months ended June 30, 1995. The increase in general and administrative expenses in the three- and six-month periods ended June 30, was largely due to an increase of $0.2 million related to the establishment of corporate overhead required to execute the acquisition program and to manage the consolidated group of companies and an overall increase in operations.

      Interest expense decreased $0.2 million as compared to the three months and six months ended June 30, 1995, due to the re-payment of debt through the use of proceeds of the Offering and due to lower rates from the Company's new credit facility.

      Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

EFFECTS OF COMBINATION

      Effective in the second quarter of 1996, the Company began incurring expenses, including salaries for members of senior management and administrative staff, travel and office expenses, related to the establishment of its corporate and administrative infrastructure. Management believes that these additional costs will be offset by operational efficiencies achieved through integration of the operations of these companies specifically in insurance and financing and benefits to be derived as a result of the Company's acquisition program.

LIQUIDITY AND CAPITAL RESOURCES -- PRO FORMA COMBINED

      Net cash provided by operating activities was $4.4 million for the six months ended June 30, 1996. Capital expenditures during the period totaled $14.6 million. The majority of the capital expenditures were for the purchase of motorcoach equipment. Typically motorcoaches are purchased in the first two quarters prior to the seasonally strong summer months.

      On May 17, 1996 the Company completed the Offering, which involved the public sale of 4,140,000 shares of Common Stock at a price of $14.00 per share. The proceeds from the transaction, net of underwriting discounts and commissions and after deducting estimated expenses of the Offering, were approximately $48.1 million. Of this amount, $23.8 million was used to pay the cash portion of the purchase price for the Founding Companies. In addition, the net proceeds were used to repay indebtedness assumed by the Company in the Mergers, for working capital and for general corporate purposes, which are expected to include future acquisitions.

      The Company is negotiating to replace its present $30 million revolving credit facility with a three year, $115 million revolving credit facility with eight banks. The interest rate applicable to borrowings under this facility is the London Interbank Offering Rate ("LIBOR") plus 1.00%, with the rate escalating as the Company's level of funded debt increases relative to its cash flow. A commitment fee is payable on the unused portion of the facility. As of August 14, 1996 the Company had borrowings of approximately $16.1 million outstanding under this facility.

      Management believes that the Company's revolving credit facility, its cash flows from operations and the 3.5 million shares of common stock available under its shelf registration statement provide sufficient liquidity to execute the Company's acquisition and internal growth plans. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if an when it is needed or on terms the Company deems acceptable.

RESULTS OF OPERATIONS - CONSOLIDATED COACH USA, INC.

      The Company conducted no significant operations from its inception through the Offering and the Merger. For accounting purposes and the presentation of the actual financial results herein, May 31, 1996 has been used as the effective date of the Merger. The Company incurred various legal, accounting, marketing and travel costs in connection with the Offering and the Merger. These costs are reflected as deferred offering cost as of May 31, 1996.

      Revenue for the one month ended June 30, 1996, was $10.8 million, and gross profit for the one month was $2.7 million. Operating income was $1.6 million, and net income was $0.9 million. As previously mentioned, the Company had no operations prior to the mergers in May 1996. For further discussion see pro forma combined results discussed above.

INTERIM RESULTS -- SUBURBAN

      Revenues for the five months ended May 31, 1996 remained at a relatively constant pace compared with the six months ended June 30, 1995. As a percentage of revenue, operating expenses for the five months ended May 31, 1996 increased 4.8% as compared to the six months ended June 30, 1995, primarily due to higher fuel costs and increased maintenance and operating expenses which were largely a result of unusual weather conditions. General and administrative expenses remained relatively constant between the periods. Interest expense increased $50,000 during the five months ended May 31, 1996 as compared to the same period in the prior year due to higher levels of average debt outstanding resulting from additional motorcoaches purchased with borrowed funds. As a result of the foregoing, Suburban incurred a pro forma net loss of $(0.1 million) for the five months ended May 31, 1996 compared to income of $0.3 million for the six months ended June 30, 1995.

INTERIM RESULTS -- GRAY LINE SF

      Revenues for the five months ended May 31, 1996 increased in pace by approximately 7% as compared to the six months ended June 30, 1995. This increase was due to an increase in the level of municipal contract service. Operating expenses for the five months ended May 31, 1996 increased by approximately 9% pace as compared to the six months ended June 30, 1995, primarily due to higher fuel costs and increased operations. General and administrative expenses for the five months ended May 31, 1996 remained constant as compared to the six months ended June 30, 1995. Interest expense decreased slightly during the five months ended May 31, 1996 as compared to June 30, 1995 in the prior year due to lower levels of average debt outstanding. As a result of the foregoing, the net income remained relatively constant between the periods.

INTERIM RESULTS -- LEISURE

      Revenues for the five months ended May 31, 1996 increased at a pace of approximately 15% as compared to the six months ended June 30, 1995. The increase in revenues was primarily the result of significantly increased ridership on scheduled service to the Atlantic City casinos, which was only partially offset by the unusual winter weather conditions experienced in much of the Northeast in the first three months of the year. Operating expenses for the five months ended May 31, 1996 increased at a pace of 10% as compared to the six months ended June 30, 1995, primarily due to increased operating, fuel and maintenance costs. General and administrative expenses remained relatively constant between the periods. Interest expense increased by $54,000 during the five months ended May 31, 1996 as compared to June 30, 1995, due to higher levels of debt outstanding from additional motorcoaches purchased with borrowed funds. As a result of the foregoing, net income increased at a pace of over 50% for the five months ended May 31, 1996 as compared to net income for the six months ended June 30, 1995.

INTERIM RESULTS -- COMMUNITY

      Revenues for the five months ended May 31, 1996 remained relatively constant in pace with the six months ended June 30, 1995. Operating expenses also remained relatively constant in pace for the five months ended May 31, 1996 as compared to the six months ended June 30, 1995 as lower overall operating costs were offset by higher fuel coats. General and administrative expenses remained at a relatively constant pace between the periods. As a result of the foregoing, net income remained relatively constant between the periods.

INTERIM RESULTS -- ADVENTURE TRAILS

      Revenues for the five months ended May 31, 1996 increased in pace by approximately 5% as compared to the six months ended June 30, 1995. The increase in revenues was primarily the result of increased charter revenues somewhat offset by a decrease in revenues in the first two months of 1996 because of unusual winter weather conditions that limited the ability of motorcoaches to operate. Operating expenses for the five months ended May 31, 1996 increased at a pace of 6% relative to the six months ended June 30, 1995, primarily as a result of increased operations and fuel costs. General and administrative expenses remained at a relatively constant pace between the periods. Interest expense remained relatively constant between the periods. As a result of the foregoing, the net income for the five months ended May 31, 1996 represents a slight decrease in results as compared to the same period in 1995.

INTERIM RESULTS -- ARROW

      Revenues for the five months ended May 31, 1996 increased in pace by over 7% as compared to the six months ended June 30, 1995. The increase in revenues was primarily due to increased charter business in the months of April and May only partially offset by reduced charter revenues resulting from winter weather conditions that produced less snow in the Southwest and less favorable ski conditions. Operating expenses for the five months ended May 31, 1996 decreased slightly in pace as compared to the six months ended June 30, 1995, primarily due to reduced maintenance costs. General and administrative expenses remained relatively constant in pace between the periods. Interest expense increased $0.1 million during the five months ended May 31, 1996 as compared to the same period in the prior year due to higher levels of debt outstanding from additional motorcoaches purchased with borrowed funds. As a result of the foregoing, net income increased by over 75% for the five months ended May 31, 1996.

SEASONALITY

      The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate significantly. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues and net income during the first and fourth quarters.

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have a material effect, if any, on its combined financial statements. The Company will adopt SFAS 121 in 1996.

                                 COACH USA, INC.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 6 of Notes to Combined Founding Companies' Financial Statements included in the Company's Registration Statement on Form S-1 (Reg. No. 333-6525) relating to the Company's shelf registration statement, which was declared effective by the SEC on July 16, 1996.

Item  6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            27  Financial Data Schedule

      (b)   Reports on Form 8-K.

            None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COACH USA, INC.


Dated: August 14, 1996               By: /s/ LAWRENCE K. KING
                                     Name:   Lawrence K. King
                                     Title:
                                             Senior Vice President and Chief
                                             Financial Officer