Form 10-Q
period 1996-09-30
COACH USA INC
filed 1996-11-13
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

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

        Yes  [X]       No [ ]

        The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 13, 1996 was 13,963,991.

                                 COACH USA, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                      INDEX
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
    Item I - Financial Statements

        COACH USA, INC. PRO FORMA COMBINED
           Introduction to Pro Forma Combined Statements of Income ........   3
           Pro Forma Combined Statements of Income ........................   4
           Notes to Pro Forma Combined Statements of Income ...............   5

        COACH USA, INC. AND SUBSIDIARIES
           Condensed Consolidated Balance Sheets ..........................   6
           Condensed Consolidated Statements of Income ....................   7
           Condensed Consolidated Statements of Stockholders' Equity ......   8
           Condensed Consolidated Statements of Cash Flows ................   9
           Notes to Condensed Consolidated Financial Statements ...........  10

    Item II - Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................  15

PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K .............................  19

        (a)Exhibits

           27   Financial Data Schedule.

        (b)Reports on Form 8-K

Signature .................................................................  20

                                 COACH USA, INC.
                     PART I, ITEM 1 -- FINANCIAL INFORMATION
                               GENERAL INFORMATION

                        PRO FORMA COMBINED FINANCIAL DATA

    In September 1995, Coach USA, Inc. ("Coach USA" or the "Company"), was founded to create a nationwide provider of motorcoach and other ground transportation services. In May 1996, Coach USA acquired, simultaneously with the closing of an initial public offering (the "Initial Public Offering"), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA. These six businesses along with Coach USA prior to the Initial Public Offering are referred to herein as the "Founding Companies" and the transaction pursuant to which these six businesses were acquired is referred to herein as the "Merger" or "Mergers." Coach USA acquired six additional businesses on August 29, 1996 ("August Acquisitions"). Of these six additional businesses acquired, American Bus Lines, Inc. and affiliated companies, Gulf Coast Transportation, Inc. and subsidiaries, operating as Gray Line of Houston, and Yellow Cab Service Corporation and subsidiaries were accounted for as poolings of interests and are referred to herein as the "Pooled Companies." The remaining three businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies."

    The accompanying pro forma combined statements of income of the Company for the nine months ended September 30, 1995 and 1996, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1995, and the Purchased Companies from the date of their acquisition on August 29, 1996.

    The Founding Companies were not under common control or management through May 1996. The Pooled Companies and Purchased Companies were not under common control or management through August 1996. This pro forma information may not be indicative of the actual results if the transactions had occurred on the dates indicated or which may be realized in the future. Neither expected benefits and cost reductions anticipated by the Company nor future corporate costs of Coach USA, nor interest expense savings as a result of the offering proceeds have been reflected in the pro forma information for 1995, nor for the first five months of 1996.

    Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these pro forma combined financial statements be read in conjunction with the pro forma combined financial statements of the Company and the Founding Companies and the notes thereto included in the Company's Registration Statement on Form S-1 (Reg. No. 333-13483) relating to the Secondary Stock Offering, which was filed with the Securities and Exchange Commission ("SEC") on November 1, 1996.

                        COACH USA, INC. AND SUBSIDIARIES
                     PRO FORMA COMBINED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------    --------
                                                             1995         1996
                                                           --------    --------
REVENUES................................................   $121,385    $139,085
OPERATING EXPENSES......................................     91,694     103,457
                                                           --------    --------
        Gross profit....................................     29,691      35,628
GENERAL AND ADMINISTRATIVE EXPENSES.....................     17,414      19,925
ACQUISITION RELATED COST................................       --           340
                                                           --------    --------
        Operating income................................     12,277      15,363

INTEREST EXPENSE........................................      4,861       5,981

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN.......      7,416       9,382
PROVISION FOR INCOME TAXES..............................      1,502       4,348
                                                           --------    --------
INCOME BEFORE EXTRAORDINARY GAIN........................      5,914       5,034
EXTRAORDINARY GAIN (NET OF TAX).........................      --          4,205
                                                           --------    --------
NET INCOME..............................................   $  5,914    $  9,239
                                                           ========    ========
PRO FORMA ADJUSTMENTS:
    Income before extraordinary gain....................   $  5,914    $  5,034
    Pro forma compensation and interest differential....      4,793       5,337
    Less:  Pro forma provision for income taxes.........      3,737       1,941
                                                           --------    --------
PRO FORMA INCOME BEFORE EXTRAORDINARY GAIN..............      6,970       8,430
EXTRAORDINARY GAIN......................................       --         4,205
                                                           --------    --------
PRO FORMA NET INCOME....................................   $  6,970    $ 12,635
                                                           ========    ========


WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING..................     11,643      13,083
                                                           ========    ========

PRO FORMA INCOME PER COMMON AND COMMON
EQUIVALENT SHARE:
BEFORE EXTRAORDINARY GAIN...............................   $    .60    $    .64
EXTRAORDINARY GAIN......................................       --           .33
                                                           --------    --------
NET INCOME..............................................   $    .60    $    .97
                                                           ========    ========

    The accompanying notes are an integral part of these pro forma combined statements of income.

                        COACH USA, INC. AND SUBSIDIARIES
                NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS

        The Founding Companies and Pooled Companies have been managed throughout 1995 and through the first five and eight months, respectively, of 1996 as independent private companies. Therefore, general and administrative expenses and interest expense for the periods presented reflect compensation and related benefits that owners received from their respective businesses during these periods. Additional pro forma adjustments have been presented for the purpose of reflecting net income as if the merger of the Founding Companies and the acquisition of the Pooled Companies had occurred January 1, 1995. Certain stockholders agreed to reductions in salaries, benefits and the conversion of outstanding debt to equity in connection with the Merger and August Acquisitions. Certain stockholders also have entered into employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and two-year covenants not to compete following termination of such person's employment.

        The pro forma data presents compensation at the level that certain stockholders of the Company agreed to receive from the Companies subsequent to the Merger and acquisition of the Pooled Companies. In addition, the pro forma data presents the reduction of interest expense related to the conversion of stockholders' debt to equity at one of the Pooled Companies and the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and for the impact of the compensation differential and interest reduction discussed above.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        The computation of net income per common and common equivalent share for the nine months ended September 30, 1995 is based upon 11,642,847 shares outstanding which includes (i) 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) 1,700,714 of the 4,140,000 shares sold in the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies, (iv) 118,142 of the 4,140,000 shares sold in the Initial Public Offering attributed to excess S Corporation distributions, (v) 2,133,541 shares issued in connection with the acquisition of the Pooled Companies, and (vi) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies.

        The computation of net income per share for the nine months ended September 30, 1996 is based upon 13,083,381 weighted average shares outstanding, respectively, which includes (i) 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers, (iii) 1,700,714 of the 4,140,000 shares sold in the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies, (iv) 118,142 of the 4,140,000 shares sold in the Initial Public Offering attributed to excess S corporation distributions, (v) the weighted average portion of the remaining 2,321,144 of the 4,140,000 shares sold in the Initial Public Offering, (vi) 2,133,541 shares issued in connection with the acquisition of the Pooled Companies, (vii) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, and (viii) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

        Fully diluted net income per common and common equivalent share is approximately equal to primary earnings per share for all periods presented.

                        COACH USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,  SEPTEMBER 30,
                                                                        1995          1996
                                                                    ------------  -------------
                                 ASSETS                                             (Unaudited)

CURRENT ASSETS:
      Cash and cash equivalents.........................................$ 2,765    $ 3,395
      Accounts receivable, less allowance of $775 and $1,401............  5,137     18,271
      Notes receivable, current portion.................................  2,606      3,629
      Inventories.......................................................  3,132      7,202
      Prepaid expenses and other current assets.........................  3,296      8,081
                                                                        -------    -------
          Total current assets.......................................... 16,936     40,578

PROPERTY AND EQUIPMENT, net............................................. 31,652    166,503
NOTES RECEIVABLE, less allowance of $500................................  1,978      3,022
GOODWILL................................................................   --       28,663
OTHER ASSETS............................................................  9,838      8,400
                                                                        -------   --------
          Total assets..................................................$60,404   $247,166
                                                                        =======   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term obligations.......................$ 5,848    $ 7,773
      Accounts payable and accrued liabilities.......................... 13,791     42,164
      Notes payable to stockholders.....................................    914       --
                                                                        -------    -----
          Total current liabilities..................................... 20,553     49,937

LONG-TERM OBLIGATIONS, net of current maturities........................ 26,551    115,728
LONG-TERM CONVERTIBLE DEBT.............................................. 16,467     18,500
DEFERRED INCOME TAXES...................................................  1,453      9,718
                                                                        -------    -------
          Total liabilities............................................. 65,024    193,883
                                                                        -------    -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Common stock $.01 par, 30,000,000 shares authorized,
         2,133,541 and 13,963,991 shares issued.........................     21        140
      Additional paid-in capital........................................  3,832     51,085
      Retained (deficit) earnings....................................... (8,473)     2,058
                                                                        -------    -------
          Total stockholders' equity.................................... (4,620)    53,283
                                                                        -------    -------
          Total liabilities and stockholders' equity....................$60,404    $247,166
                                                                        =======    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                   (UNAUDITED)

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       ------------------     -----------------
                                       1995        1996        1995       1996
                                       ----        ----        ----       ----

REVENUES...........................   $12,362    $52,278     $34,708     $94,147
OPERATING EXPENSES.................     8,375     36,711      23,776      66,532
                                      -------    -------     -------     -------
        Gross profit...............     3,987     15,567      10,932      27,615
GENERAL AND ADMINISTRATIVE EXPENSES     2,113      6,176       6,610      12,149
ACQUISITION RELATED COST...........      --          340        --           340
                                      -------    -------     -------     -------
        Operating income...........     1,874      9,051       4,322      15,126

INTEREST EXPENSE...................     1,043      2,114       2,666       4,761
                                      -------    -------     -------     -------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY GAIN..............       831      6,937       1,656      10,365
PROVISION FOR INCOME TAXES.........       320      3,026         620       4,306
                                      -------    -------     -------     -------
INCOME BEFORE EXTRAORDINARY GAIN...       511      3,911       1,036       6,059
EXTRAORDINARY GAIN (NET OF TAX)....     --         4,205       --          4,205
                                      -------    -------     -------     -------
NET INCOME.........................   $   511    $ 8,116     $ 1,036     $10,264
                                      =======    =======     =======     =======
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING....     2,134     14,424       2,134       9,447
                                      =======    =======     =======     =======

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
BEFORE EXTRAORDINARY GAIN..........   $   .24    $   .27     $   .49     $   .64

EXTRAORDINARY GAIN ................      --          .29      --             .45
                                      -------    -------     -----       -------

NET INCOME ........................   $   .24    $   .56     $   .49     $  1.09
                                      =======    =======     =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           ADDITIONAL   RETAINED     TOTAL
                                                         COMMON STOCK        PAID-IN   (DEFICIT)  STOCKHOLDERS'
                                                      SHARES      AMOUNT     CAPITAL    EARNINGS     EQUITY
                                                     --------   --------    --------    --------    --------
BALANCE AT DECEMBER 31, 1994 ....................      2,134   $     21    $  3,857   $ (10,007)   $ (6,129)
           Other ................................       --          (25)       --           (25)
           Net income ...........................       --         --         1,534       1,534
                                                    --------   --------    --------    --------    --------
BALANCE AT DECEMBER 31, 1995 ....................      2,134         21       3,832      (8,473)     (4,620)
           Issuance of Common Stock
                 Initial Public Offering ........      4,140         41      48,021        --        48,062
                 Merger with Predecessor ........      2,166         22       2,055      (2,053)         24
                 Acquisition of Founding
                    Companies ...................      5,099         51       6,323       9,155      15,529
           Cash Distribution to Founding
              Company Shareholders ..............       --         --       (23,810)       --       (23,810)
           Reorganization .......................       --         --         4,402      (4,402)       --
           Deferred tax liability:  S Corporation
              to C Corporation ..................       --         --          --        (2,700)     (2,700)
           Conversion of debt to equity .........        425          5      10,197        --        10,202
           Adjustment to conform fiscal year
              ends ..............................       --         --          --           267         267
           Other ................................       --         --            65        --            65
           Net income ...........................       --         --          --        10,264      10,264
                                                    --------   --------    --------    --------    --------
BALANCE AT SEPTEMBER 30, 1996 ...................     13,964   $    140    $ 51,085    $  2,058    $ 53,283
                                                    ========   ========    ========    ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                            --------------------
                                                               1995      1996
                                                            ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................   $  1,036    $ 10,264
    Adjustments to reconcile net income to net cash
        provided by operating activities-
        Depreciation and amortization ..................      2,933       6,279
        (Gain) loss on sale of assets ..................        (30)        (40)
        Extraordinary gain .............................       --        (4,205)
        Deferred tax provision .........................        549         371
        Changes in operating assets and liabilities-
           Accounts receivable, net ....................     (1,288)     (3,891)
           Inventories .................................     (2,059)     (2,793)
           Notes receivable ............................       (249)     (2,067)
           Prepaid expenses and other current assets ...        (62)      4,286
           Accounts payable and accrued liabilities ....      1,273        (485)
           Other .......................................        442        (155)
                                                           --------    --------
               Net cash provided by operating activities      2,545       7,564
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ................     (5,276)    (16,716)
    Proceeds from sales of property and equipment ......        351       1,336
    Cash consideration paid for Purchased Companies,
      net of cash acquired .............................       --       (12,343)
    Proceeds from the sale of investment-restricted ....       --         1,005
                                                           --------    --------
               Net cash used in investing activities ...     (4,925)    (26,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term obligations ........     (5,873)    (79,301)
    Proceeds from issuance of long-term obligations ....      9,024      73,135
    Other ..............................................        (25)       --
    Cash consideration paid for Founding Companies,
      net of cash acquired .............................       --       (22,112)
    Sale of common stock in Initial Public Offering ....       --        48,062
                                                           --------    --------
               Net cash provided by financing activities      3,126      19,784
                                                           --------    --------
NET INCREASE (DECREASE) IN CASH ........................        746         630

CASH AND CASH EQUIVALENTS, beginning of period .........      1,257       2,765
                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period ...............   $  2,003    $  3,395
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
               Cash paid for interest ..................   $  1,998    $  4,028
               Cash paid for income taxes ..............        108       1,108
               Assets acquired under capital leases ....      1,594       2,981
               Debt issued for Purchased Companies .....       --        22,500

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        1.  BUSINESS AND ORGANIZATION:

        In September 1995, the Company was founded to create a national company providing motorcoach transportation services, including charter and tour services, and related passenger ground transportation services.

        In May 1996, Coach USA acquired, simultaneously with the closing of the Initial Public Offering, six established businesses referred to herein as the "Founding Companies." Consideration for these businesses consisted of a combination of cash and common stock of Coach USA. Coach USA acquired six additional businesses on August 29, 1996. Of these six additional businesses acquired, American Bus Lines, Inc., and affiliated companies, Gulf Coast Transportation, Inc. and subsidiaries, operating as Gray Line of Houston, and Yellow Cab Service Corporation and subsidiaries were accounted for as poolings of interests. The remaining three businesses acquired were accounted for as purchases.

        2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements include the accounts of Coach USA and the Founding Companies from June 1, 1996, the effective date used to account for the merger of the Founding Companies, and give retroactive effect to the acquisitions of the Pooled Companies. Coach USA, the Pooled Companies, and the Founding Companies subsequent to May 31, 1996, and the Purchased Companies subsequent to August 29, 1996 are collectively referred to herein as the "Company."

        Two of the Pooled Companies previously reported on an October fiscal year-end. As such, the accounts of these companies for their 1995 fiscal year have been consolidated with the accounts of the Company as of December 31, 1995. Operating results of these two companies are presented for the nine months ended September 30, 1995 and 1996, in order to conform the interim periods to a calendar year presentation. Unaudited revenues and net income for these two companies for the two-month period ended December 31, 1995, were approximately $6,292,000 and $267,000, respectively.

   INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

3.      INCOME TAXES

        Certain of the Founding Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Merger are the responsibility of the respective stockholders. Effective with the Merger, the S Corporations converted to C Corporations. Accordingly, an estimated deferred tax liability of $2.7 million has been recorded to provide for the estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these former S Corporations. For purposes of these condensed consolidated financial statements, federal and state income taxes have been provided for the post-acquisition periods.

4.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        The computation of net income per common and common equivalent share for the three months and nine months ended September 30, 1995 is based upon 2,133,541 shares issued in connection with the acquisition of the Pooled Companies.

        The computation of net income per share for the three months and nine months ended September 30, 1996 is based upon 14,424,000 and 9,446,813 weighted average shares outstanding, respectively, which includes (i) 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers, (iii) the weighted average portion of the 4,140,000 shares sold in the Initial Public Offering, (iv) 2,133,541 shares issued in connection with the acquisition of the Pooled Companies, (v) the weighted average portion of the 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, and (vi) the dilution attributable to outstanding options to purchase Common Stock, using the treasury stock method.

        Fully diluted net income per common and common equivalent share is equal to primary earnings per share for all periods presented.

5.      LONG TERM OBLIGATIONS

        In May 1996, the Company entered into a $30 million revolving credit agreement with one bank. This credit facility was primarily utilized to refinance most of the indebtedness of the Founding Companies not repaid from the net proceeds of the Initial Public Offering.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

        In August 1996, the Company amended and restated the $30 million credit agreement. The credit agreement, as amended, provides for a revolving credit facility of $115 million through a syndicate of eight banks, and limits the Company to other borrowings of $15 million (other than fully subordinated debt) outside the credit facility. The facility is unsecured and matures in August 1999. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 1.0% or the London Interbank Offered Rate ("LIBOR") plus 1.0% to 2.25%, both as determined by the ratio of the Company's funded debt to cash flow (as defined). Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of October 30, 1996, the Company had a total of $121.1 million outstanding under the revolving and other outside credit facilities and had utilized $3.9 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $5.0 million under the revolving credit facility. The Company is presently negotiating with its bank group to increase the credit facility.

        In connection with the August Acquisitions, Coach USA issued $22.5 million in convertible subordinated notes (convertible into 750,460 shares of Common Stock) and converted shareholder debt of $17.2 million to equity of $10.2 million and an extraordinary gain of $4.2 million (net of taxes).

6.      BUSINESS COMBINATIONS

POOLINGS

        During the third quarter of 1996, the Company acquired all of the outstanding stock of three companies in exchange for 2,133,541 shares of Common Stock. Two of these companies provide motorcoach transportation services and one provides taxicab related services. These acquisitions have been accounted for as poolings-ofinterests and the results of operations of these three companies are included for all periods presented herein.

PURCHASES

        On August 29, 1996, the Company completed three acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $14.5 million in cash and $22.5 million of notes convertible into 750,460 shares of Common Stock. The accompanying balance sheet as of September 30, 1996 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The preliminary allocations reflected liabilities in excess of assets of $27 million, which has been recorded as Goodwill and is being amortized over 40 years. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's results of operations for the nine months ended September, 1995 and 1996. The unaudited data presented below consists of the income statement data as presented in these condensed consolidated financial statements plus (i) the income statement data of the Founding Companies for the periods prior to June 1, 1996 and (ii) all Purchased Companies as if the acquisitions were effective on the first day of the year being reported. The revenue and net income data is in millions.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

                                                             FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                             -------------------
                                                              1995         1996
                                                             -------     -------
                 Revenues.................................  $ 148.3     $ 165.1
                 Income before extraordinary gain.........      7.7         9.3
                 Income per share before extraordinary gain      .65         .71

        Pro forma adjustments included in the amounts above primarily related to: (a) reductions in former owners and certain key employees salary and benefits; (b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) adjustment to the federal and state income tax provisions based on the combined operations; (d) elimination of historical interest expense related to certain obligations converted to equity; and (e) recording interest expense on cash expended and the convertible subordinated notes issued in the acquisitions of the Purchased Companies.

        The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Founding Companies, the Pooled Companies and the Purchased Companies been combined at the beginning of the periods presented.

7.      COMMITMENTS AND CONTINGENCIES

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

REGULATORY MATTERS

        The Surface Transportation Board ("STB") must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. On November 7, 1996 the STB granted the Company's petition for exemption in connection with the acquisitions of the Pooled and Purchased Companies. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to future acquisitions.

ESTIMATED INSURANCE CLAIMS PAYABLE

        The Company has a commercial liability insurance policy that provides coverage by the insurance company, subject to deductibles ranging from $5,000 to $250,000. Effective May 17, 1996, for the Founding Companies and August 29, 1996, for the Pooled Companies, the Company began to consolidate its insurance program under a consolidated program which provides for deductibles ranging from $100,000 to $250,000. As such, any claim within the deductible per incident would be the financial obligation of the Company.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

        The accrued insurance claims payable represent management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

COLLECTIVE BARGAINING AGREEMENTS

        The Company is a party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements will expire at various times through 2000.

COMMITMENTS

        The Company has entered into agreements with Exel Motorcoach Partnership ("Exel") whereby Exel will provide introductions to other motorcoach businesses and other consulting services for a term of three years. The consideration to be paid to Exel will be approximately $100,000 per year. In addition, Exel will be paid a commission on any acquisition completed by the Company with motorcoach businesses introduced to it by Exel, based on a formula ranging from 5% of the first $1,000,000 of consideration paid for the acquired business to 1% of the consideration in excess of $4,000,000 paid for such business. Mr. Paul Verrochi, who became a director of the Company upon consummation of the Initial Public Offering, is a principal of Exel. In connection with the acquisition of American Bus Lines, Inc., the Company paid Exel a commission of $213,600 based on the formula outlined above.

        In October 1996, the Company filed a registration statement with the SEC for the registration and sale of 2,000,000 shares of common stock by the Company and 1,100,000 shares of common stock by certain shareholders (the "Secondary Offering").

                                 PART I, ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in government regulations, competition, and risks of operations and growth of the newly acquired businesses.

        Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. On May 17, 1996, Coach USA acquired, simultaneously with the closing of the Initial Public Offering, the six Founding Companies. On August 29, 1996, the Company completed the August Acquisitions. The acquisition of three of these businesses has been accounted for under the pooling-of-interests method of accounting and the remaining three have been accounted for under the purchase method of accounting. As a result, the pro forma financial statements, including the pro forma results discussed below, include the historical financial statements of each of the Founding Companies and the Company (including the Pooled Companies) for all periods presented at historical cost, as if these companies had always been members of the same operating group and give effect to (i) certain reductions in salaries and benefits to the owners of the Founding Companies and the Pooled Companies which were agreed to in connection with the Mergers and the August Acquisitions as well as a non-recurring, non-cash charge recorded by the Company (collectively, the "Compensation Differential"); (ii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the Mergers and the August Acquisitions; (iii) a reduction of interest expense related to the conversion of debt to equity at one of the Pooled Companies; and (iv) the tax impact of the Compensation Differential and interest reduction in each period. The Purchased Companies have been included in the financial statements of the Company only from the date of purchase (August 29, 1996).

        The Company has begun to realize savings by consolidating certain general administrative and purchasing functions and reducing insurance expenses. In addition, the Company has begun to realize savings from: (i) the reduction in interest expense related to the payment of a portion of the Founding Companies' and August Acquisitions' debt; and (ii) its ability to borrow at lower interest rates than the Founding Companies and the August Acquisitions. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management. Neither these savings nor the costs associated therewith have been included in the pro forma financial information discussed below. As a result, historical pro forma results may not be comparable to, or indicative of, future performance.

        The Company's motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts to provide motorcoach services. Taxicab operation revenues are derived from fees and other services charged to independent taxicab operators. Operating expenses consist primarily of salaries and benefits for motorcoach drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and commissions to agents. General and administrative expenses consist primarily of compensation and related benefits to the owners and certain key employees of the Company, administrative salaries and benefits, marketing, communications and professional fees.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS -- PRO FORMA (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------   -------------------
                                                       1995       1996        1995       1996
                                                     --------   --------   --------   --------

Revenues.........................................    $ 46,383   $ 52,278   $121,385   $139,085
Operating Expenses ...............................     33,554     36,711     91,694    103,457
                                                     --------   --------   --------   --------
    Gross Profit .................................     12,829     15,567     29,691     35,628
General and Administrative Expenses ..............      4,568      5,691     13,595     15,820
Interest and Other ...............................      1,378      1,897      3,887      5,089
                                                     --------   --------   --------   --------
Income Before Income Taxes and Extraordinary Gain       6,883      7,979     12,209     14,719
Provision for Income Taxes .......................      2,873      3,341      5,239      6,289
                                                     --------   --------   --------   --------
Pro Forma Income Before Extraordinary Gain.......    $  4,010   $  4,638   $  6,970   $  8,430
                                                     ========   ========   ========   ========

        The pro forma combined results discussed below occurred when the combined Founding Companies were under common control and management from June 1, 1996, and the Pooled and Purchased Companies were under common control from September 1, 1996. All other periods reflected were not under common control or management and may not be comparable to, or indicative of, future performance.

COMBINED RESULTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 1995 COMPARED TO 1996

        Revenues increased by 12.7% and 14.6% to $52.3 million and $139.1 million, respectively, for the three and nine months ended September 30, 1996. The increase in three and nine month revenues was largely due to the revenues of the Purchased Companies of $3.8 million, and an increase in taxicab related service revenues of $1.9 million in the three months and $6.2 million in the nine months, primarily attributable to the acquisition of Yellow Cab Austin in July, 1995. Special destination line runs to casinos have increased $6.1 million in the nine months ended September 30, 1996 as compared to the same period in 1995.

        Operating expenses increased 9.2% and 12.9% to $36.7 million and $103.5 million, respectively, for the three and nine months ended September 30, 1996. The increase in nine month operating expenses was largely due to a combined increase of $2.1 million at all of the locations attributable to higher fuel costs and consumption. The remaining increase in costs was largely due to increased operations at all locations.

        General and Administrative expenses, after elimination of the Compensation Differential, increased 26.7% and 16.2%, respectively, as compared to the three months and nine months ended September 30, 1995. The increase in general and administrative expenses in the three and nine month periods ended September 30, 1996 was largely due to an increase of $0.5 million and $0.7 million, respectively, related to the establishment of the corporate management group required to execute the Company's acquisition program and to manage the consolidated group of companies and the overall increase in operations and $0.3 million of costs associated with the acquisition of the Pooled Companies.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

        Interest expense increased $0.5 million and $1.2 million as compared to the three months and nine months ended September 30, 1995, respectively, due to the higher level of debt related to additional equipment, partially offset by the repayment of debt through the use of proceeds of the Offering and due to lower rates from the Company's new credit facility.

        Pro forma net income, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 primarily due to continued revenue growth and the effects of increased purchasing power on lowering certain costs.

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

LIQUIDITY AND CAPITAL RESOURCES -- PRO FORMA COMBINED

        Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 1996. Capital expenditures during the period totaled $16.8 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions.

        On May 17, 1996, the Company completed the Initial Public Offering of 4,140,000 shares of Common Stock, resulting in net proceeds of approximately $48.1 million. The net proceeds were used to pay the cash portion of the purchase price for the Founding Companies and to repay certain indebtedness assumed by the Company in the Mergers.

        In August 1996, the Company amended and restated its $30 million credit agreement. The credit agreement, as amended, provides for a revolving credit facility of $115 million through a syndicate of eight banks, and limits the Company to other borrowings of $15 million (other than fully subordinated debt) outside the credit facility. The facility is unsecured and matures in August 1999. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 1.0% or the London Interbank Offered Rate ("LIBOR") plus 1.0% to 2.25%, both as determined by the ratio of the Company's funded debt to cash flow (as defined). Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of October 30, 1996, the Company had a total of $121.1 million outstanding under the revolving and other outside credit facilities and had utilized $3.9 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $5.0 million under the revolving credit facility. The Company is presently negotiating with its bank group to increase the credit facility. In October 1996, the Company filed a registration statement with the SEC for the registration and sale of 2,000,000 shares of Common Stock by the Company and 1,100,000 shares of Common Stock by certain shareholders.

        In exchange for all outstanding shares of stock of the Pooled Companies together with certain real estate owned and conversion of certain debt by the principals of such companies, the Company issued 2,558,580 shares of Common Stock. In exchange for all outstanding shares of stock of the Purchased

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Companies, the Company paid $37 million, comprised of $22.5 million in 5% convertible subordinated notes (convertible into 750,460 shares of Common Stock) and $14.5 million in cash. Total debt assumed by the Company in connection with the August Acquisitions was $83.3 million.

        Management believes that the Company's revolving credit facility, its cash flows from operations, the net proceeds from the sale of Common Stock pursuant to the Secondary Offering and shares of Common Stock available under its shelf registration statement will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans for the next 12 months. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

                                 COACH USA, INC.
                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              27    Financial Data Schedule.

         (b)  Reports on Form 8-K.

              A report on Form 8-K was filed with the SEC on September 13, 1996 in connection with the acquisition by the Company of six businesses on August 29, 1996. A report on Form 8-K/A was also filed with the SEC on November 12, 1996 in connection with these acquisitions.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COACH USA, INC.

Dated: November 13, 1996                      By: /s/ LAWRENCE K. KING
                                              Name:   Lawrence K. King
                                              Title:  Senior Vice President and
                                                       Chief Financial Officer