Form 10-K
period 1996-12-31
COACH USA INC
filed 1997-03-31
CIK 1011147

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996         COMMISSION FILE NO.: 0-28056

                                COACH USA, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

              DELAWARE                            76-0496471
    (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)

                            ONE RIVERWAY, SUITE 600
                           HOUSTON, TEXAS 77056-1903
                                 (888) COACH-US
   (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                   WHICH REGISTERED
    Common Stock, $.01 par value            Nasdaq National Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

     As of March 24, 1997, the aggregate market value of the 14,807,730 shares of the registrant's common stock held by non-affiliates of the registrant was $444,231,900, based on the $30.00 last sale price of the registrant's common stock on the Nasdaq National Market on that date.

     As of March 24, 1997, 18,078,107 shares of the registrant's common stock were issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (other than the required information regarding executive officers) is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1996.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                                     PART I
ITEM 1.  BUSINESS

     Coach USA, Inc. ("Coach USA" or the "Company") is the largest provider of motorcoach charter, tour and sightseeing services and one of the five largest non-municipal providers of commuter and transit motorcoach services in the United States. The Company also provides airport ground transportation, paratransit and other related passenger ground transportation services. The Company's services at December 31, 1996 were provided through a fleet of approximately 1,650 motorcoaches, including 300 motorcoaches provided by various transit authorities pursuant to service contracts, as well as various other high occupancy vehicles. The Company's charter and tour fleet features luxury, European style motorcoaches with plush seats, televisions, VCRs and other amenities. The Company's taxicab and high occupancy vehicle services include dispatching and vehicle sales, leasing and financing for more than 1,350 vehicles, primarily owned by independent contractor drivers.

     Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services; however, it conducted no operations prior to its initial public offering in May 1996 (the "Initial
Public Offering"). Coach USA acquired, simultaneously with the closing of the Initial Public Offering, six existing motorcoach service businesses (the "Founding Companies"). Through December 31, 1996, the Company acquired eight additional motorcoach businesses and one taxicab service business. Subsequent to year-end, in February 1997, the Company acquired three additional motorcoach businesses and the acquisitions of three other companies are currently pending.

     The Company's strategy is to continue to aggressively pursue additional acquisitions to consolidate and enhance its position in its current markets and to acquire operations in new markets. The Company believes that it can continue to successfully implement this strategy due to the synergies being created by the consolidation of various operating companies under common ownership of the Company. The acquisition strategy is further enhanced by the leadership roles that several of the principals of the Company have in both national and regional motorcoach associations.

INDUSTRY OVERVIEW

     The motorcoach industry in the United States can be broadly divided into three types of services: (i) recreation and excursion (charter, tour and sightseeing); (ii) commuter and transit; and (iii) regularly scheduled intercity service. The motorcoach industry is highly fragmented with approximately 5,000 motorcoach operators. These companies collectively generated approximately $20 billion in revenues in 1996. The Company believes that the taxicab services industry has a similar profile but smaller market size.

     The Company believes that there will be increasing demand for recreation and excursion services, commuter and transit motorcoach services and airport related services for a broad range of customers based on a number of factors, including:

     GROWING TRAVEL AND TOURISM INDUSTRY. Travel and tourism is one of the fastest growing industries in the United States. Nationwide charter users include such large organizations as AAA, AARP and convention organizers, whose members are potential users of motorcoach services. As the population of the United States continues to age, the Company believes more people will find motorcoach touring an attractive, low cost alternative to travel by automobile. Also, the number of European and Asian tourists traveling to the United States continues to increase, and motorcoach travel is a popular way for these tourists to travel in the United States.

     PRIVATIZATION. The Company expects state and local governments to accelerate their efforts to privatize capital intensive operations, such as commuter and transit services, and ancillary services, such as paratransit services required under the Americans with Disabilities Act ("ADA"). The
Company believes that this acceleration will result primarily from a decrease in Federal funds available to subsidize operations and the increasing capital cost of acquiring equipment. An example of this type of contract is the February 1997 privatization contract awarded for $32 million.

     OUTSOURCING. Many hotels, casinos, rental car companies, colleges and other institutions operate large motorcoach fleets and other high occupancy vehicles. These entities are increasingly seeking to outsource these non-core activities as a means to better manage their capital and operating resources and to improve their profits.

     EXPANDING METROPOLITAN AREAS. Metropolitan areas are continuing to expand geographically and in population. As a result, state and local governments face increasing automobile traffic congestion, deteriorating infrastructures and a continuing migration of offices and commuters to suburban locations. These trends should increase the Company's opportunities to provide motorcoach commuter and transit services. The Company believes that the fuel and emissions efficiency, flexibility and low capital cost of motorcoaches and other high occupancy vehicles will make them increasingly viable alternatives to the high cost of widening existing roads or establishing or expanding other transit and commuter systems, such as subways and commuter trains.

     INCREASING AIRPORT CONGESTION. The number of passengers served by the current United States airport system is estimated to increase by 25% over the next five years. Currently, there is no coordinated effort to provide seamless transportation between planes and motorcoaches or other modes of ground transportation, and many passengers continue to use private automobiles for local or regional travel to and from airports. With no major airport expansions expected at most major airports in the next five years, the Company believes that motorcoaches, vans and other high occupancy vehicles can alleviate much of this congestion and address the shortage of convenient parking at many airports. In addition, taxicab service is an integral part of passenger ground transportation to and from most major airports.

SERVICES PROVIDED

     The type and level of services provided by the Company vary by market served. The services offered in each of the Company's markets are determined by the management team responsible for that market location and are based on such management's estimate of the demand for a particular service in the market, competition to provide that service and the Company's ability to provide that service consistent with the quality standard that the Company seeks.

     The Company provides motorcoach services on both a contracted and per seat basis. For contracted services, the Company arranges a fee for the use of the equipment. In these arrangements, the customer contracts the vehicle for use and the Company is paid a rate, generally on a daily or per mile basis, that is not dependent on passenger load factors. In per seat operations, the Company is paid by each individual customer. Fares for these per seat services are usually determined by the Company and payment is received from individual passengers or through a commissioned agent. In some states, these fares are subject to regulatory approval.

     The Company's taxicab service revenues are derived primarily from services provided to independent contractors that own or lease and operate taxicabs under one of the Company's trade names. The independent contractor drivers pay a weekly or daily fee in advance to the Company for dispatching, use and maintenance of taxicab equipment, liability insurance coverage, use of operating rights, charge account and other services. The independent contractor collects and retains the fares from the passenger. Fares charged to passengers are subject to municipal or state regulatory approval.

MOTORCOACH SERVICES

     The Company's motorcoaches are either owned by the Company or leased under long-term leases, pursuant to which the Company is responsible for all maintenance, insurance and upkeep. Certain transit privatization contracts provide equipment and insurance to the Company. The majority of the Company's motorcoach drivers are employees of the Company with the remainder provided pursuant to a leasing arrangement. In certain of the motorcoach operations, the drivers are independent contractors.

RECREATION AND EXCURSION

     CHARTER AND TOUR SERVICES. Charter services are provided on a fixed daily rate, based on mileage and hours of operation. The Company offers both daily and long-term charter and tour arrangements (as long as 14 days) with various levels of luxury and price. The Company has arrangements with tour agencies to provide various levels of service and equipment for agent-sponsored and organized tours. Under these arrangements, the Company contracts with tour agencies to provide the motorcoach and driver at a fixed daily rate. To increase equipment utilization, the Company also regularly offers shorter charter service to various social groups or other organizers for transportation to events or specific destinations. In some instances, the Company organizes its own tours and markets them on a per passenger basis.

     SIGHTSEEING. Per seat sightseeing services are provided on a scheduled basis at an advertised or published price. Typically, customers will make reservations for the tours or can simply board on an "open-door" basis at scheduled locations. Payment is made by the customer, or through the travel agent or the hotel. The Company uses a network of hotel lobby ticket counters, hotel concierges and travel agents to sell the Company's sightseeing tours.

     AIRPORT SERVICE. The Company picks up passengers at airports in Atlantic City, Colorado Springs, Denver, Houston, Las Vegas, Los Angeles, Miami, Newark and Philadelphia and transports them to and from their hotel, casino, cruise ship or convention site. The Company provides passenger ground transportation services into, from and between airports in certain cities in which the Company has operations using motorcoaches and other high occupancy vehicles. This service is provided on either a fixed schedule or on demand service basis. In fixed schedule services, the Company provides regular pick-up and drop-off services while fixed fee services can be arranged through computerized reservations systems or through purchase at a service desk at the airport. Taxicab service operations are an integral part of the passenger ground transportation services to and from the airports in the cities in which the Company operates.

     SPECIALIZED DESTINATION ROUTE. The Company provides specialized destination route services, including daily scheduled service to casinos in Connecticut, New Jersey, Louisiana and Nevada. Luxury motorcoaches pick passengers up at specified locations. Tickets are sold through agents and at specified locations. Customers are taken on an "open-door" basis or by reservation.

COMMUTER AND TRANSIT SERVICES

     COMMUTER SERVICES. In most of its commuter services, the Company has fixed routes serviced on a daily basis. Most of these routes are owned (as a result of having received Federal or state regular route authority) by the individual operating subsidiaries. Many of the Company's motorcoaches that are dedicated to commuter service are owned by a state or municipal transit authority and provided to the Company at nominal rent or given by such authority to the Company to service a particular route. In all cases, the drivers and operations personnel are employed by the Company and the Company is responsible for maintenance of the equipment. The Company is paid through individual ticket purchases or through a fare box. Contracts with transit authorities for this service typically have one to three year terms and are periodically reviewed for rate and fare increases. Commuter service is provided daily.

     OUTSOURCING CONTRACTS. The Company has agreements with various corporations, institutions and government entities to provide motorcoaches, drivers and equipment for their employees and customers. The Company contracts with the customer to provide the schedule of service required by the customer, sometimes 24 hours per day.

     PRIVATIZATION TRANSIT CONTRACTS. In privatization transit contracts, the Company has a contract with a transit authority for fixed routes on a daily basis, with the schedule established by the transit authority. The Company operates dedicated equipment owned by the Company or by the transit authority. In each instance, the drivers and operations personnel are employees of the Company and the Company is responsible for equipment maintenance. The Company is paid a fixed amount from the municipality based on number of miles or hours operated. Contracts for this service range from three to five years and are periodically reviewed for rate increases.

     PARATRANSIT SERVICES. The Company has contracts with agencies of various counties that are responsible for coordinating the non-emergency transportation of medical aid patients. Following delivery to the Company of patient reservation schedules, the Company provides the scheduled service, usually through use of independent contractor drivers, and invoices the county organization for services provided. These contracts are generally on a multi-year basis and require the Company to meet certain performance standards.

TAXICAB SERVICES

     The majority of the Company's taxicabs are owned by independent contractor drivers, with the remainder being owned by the Company and leased on a daily or weekly basis to independent contractor drivers. None of the taxicab drivers are employees of the Company. In addition to the daily or weekly fee paid by the drivers to the Company for dispatching and other support services, the Company derives revenues through vehicle sales and financing services to drivers, maintenance, parts and labor provided to drivers and vehicle mini-billboard advertising.

     RADIO DISPATCHED SERVICES. Radio dispatched services are provided primarily on a call-in basis. When the request is made for taxicab service, the closest available taxicab is notified through the Company's computer dispatching system. An independent contractor driver of the identified vehicle accepts the trip and picks up the customer.

     AIRPORT SERVICES. Taxicab services are provided to passengers going to and coming from the airports in the municipalities in which the Company provides taxicab services. Most services provided to passengers coming from the airports are provided on a demand basis as passengers depart the airport and summon a taxicab at the airport cab station.

     PARATRANSIT SERVICES. Pursuant to contracts with local transit authorities, the Company provides on demand transportation services for disabled and other persons that are in need of transportation services. These contracts are generally on a multi-year basis and require the Company to meet certain performance standards.

BUSINESS STRATEGY

     The Company's objective is to be the largest provider of regional and local motorcoach and passenger ground transportation services in the United States. Management plans to achieve this goal by:

     EXPANDING THROUGH ACQUISITIONS. The Company intends to pursue an aggressive acquisition strategy to enhance its position in its current markets and to acquire operations in new markets by:

          ENTERING NEW GEOGRAPHIC MARKETS. The Company intends to expand into geographic markets it does not currently serve by acquiring well-established motorcoach and other passenger ground transportation service providers that, like the Founding Companies and the subsequent acquisitions, are leaders in their regional markets.

          EXPANDING EXISTING MARKETS. The Company also plans to acquire additional motorcoach and other passenger ground transportation service providers in many of the markets in which it operates, including acquisitions that either broaden the range of services provided by the Company in that market or expand the geographic scope of the Company's operations in that market, as well as tuck-in acquisitions of smaller operations. The Company believes that tuck-in acquisitions will increase operating efficiencies without a proportionate increase in administrative costs and, in some instances, will broaden the Company's range of services.

     ACCELERATING INTERNAL GROWTH. A key component of the Company's strategy is to accelerate internal growth at each of the existing operations and each subsequently acquired business. The Company believes internal growth can be accelerated by:

          ESTABLISHING A NATIONAL SALES AND MARKETING PROGRAM. The travel and tourism industry has experienced significant growth in recent years, and the Company expects this trend to continue. The Company has begun to establish a national sales and marketing program as a means to expand its recreational and excursion business. This program will target travel and tour companies, national and international travel agencies and convention organizers, as well as organizations such as AAA, AARP and professional and amateur athletic teams.

          DEVELOPING PRIVATIZATION AND OUTSOURCING. The Company believes that the trend toward privatization and outsourcing will accelerate, as more transit authorities and businesses such as hotels, casinos, rental car agencies, colleges and other institutions that operate their own fleets decide to privatize or outsource non-core operations.

     CAPITALIZING ON NEW CORPORATE STRUCTURE. The Company intends to continue to take advantage of its new corporate structure by:

          CENTRALIZING ADMINISTRATIVE FUNCTIONS. The Company believes that it will continue to have greater purchasing power, resulting in significant cost savings in such areas as equipment and parts, tires, insurance and financing, than the operating locations had independently. The Company has begun to realize cost savings through the consolidation of administrative functions such as employee benefits, safety and maintenance programs and risk management.

          INCREASING OPERATING EFFICIENCIES. The Company believes that there are opportunities to eliminate redundant facilities and equipment through coordination among the various operating subsidiaries of the Company. Additionally, the Company expects to continue to benefit from cross-marketing and increased equipment utilization that has already occurred among the various operating locations of the Company.

ACQUISITION STRATEGY

     The Company believes that there are many attractive acquisition candidates in the motorcoach and passenger ground transportation services industry because of the highly fragmented nature of the industry, industry participants' need for capital and their owners' desire for liquidity. The Company will continue to pursue an aggressive acquisition program to consolidate and enhance its position in its current markets and to acquire operations in new markets.

     The Company acquired the six Founding Companies simultaneously with the completion of the Initial Public Offering. The Founding Companies include four companies in New Jersey, and one each in San Francisco and Phoenix. Through the remainder of fiscal 1996, the Company completed the acquisition of eight additional motorcoach service businesses and one additional taxicab service business. Subsequent to the end of the 1996 fiscal year, the Company completed the acquisition of three additional motorcoach businesses and the acquisitions of three other companies are currently pending. These acquisitions increase the Company's presence in New Jersey and the northeastern United States and expand the Company's operations into Miami, Houston, San Antonio, Las Vegas, southern California and Wyoming.

     The Company believes that it can successfully implement its acquisition program due to: (i) its strategy for creating a national company, which should enhance the acquired Company's ability to compete in its local and regional market through an expansion of offered services, improved equipment utilization and lower operating costs; (ii) the additional capital available for new equipment; (iii) the potential for increased profitability as a result of the Company's centralization of certain administrative functions, greater purchasing power and economies of scale; (iv) its financial strength and visibility as a public company; and (v) its decentralized management strategy, which should, in most cases, as in each of the current operating subsidiaries, enable the acquired company's management to remain involved in the operation of the company.

     The Company has analyzed a substantial amount of data on the motorcoach and passenger ground transportation services industry and individual businesses within the industry and believes it is well positioned to continue implementing its acquisition program. Several of the principals of the current operating subsidiaries have leadership roles in both national and regional motorcoach and taxicab service trade associations, which has allowed these principals to become personally acquainted with operators of motorcoach and passenger ground transportation services businesses across the country. The Company believes that the visibility of these individuals within these associations will increase the industry's awareness of the Company and its strategies, thereby attracting interest from local and regional operators.

OPERATIONS

     All aspects of the Company's daily motorcoach and passenger ground transportation services operations are handled on a local basis. Each location has an operations center staffed by customer service personnel, fleet managers and dispatchers. All of the Company's commuter and transit services as well as its sightseeing and specialized destination route services are operated with dedicated fleets of motorcoaches and drivers, and most fleets include back-up vehicles in case of equipment breakdown or higher passenger volume. Because commuter and transit services and specialized destination route services involve fixed routes which rarely vary, the dispatch function is limited to communicating with drivers by radio to determine that the motorcoach is in service, the number of passengers embarked and whether the motorcoach is on schedule and to deal with any problems in route. When necessary, dispatchers can communicate necessary modifications in schedules to meet customer demand and increase utilization. Computerized dispatch services are an integral part of the daily support services provided to the independent contractor drivers. Operations personnel schedule individual motorcoaches for recreation and excursion services as charter business is obtained. In many instances, the Company receives bookings for tours and charters well in advance, which enables the Company to predict periods during which equipment utilization is likely to be low. When this occurs, the Company more actively solicits charter business in an effort to maintain equipment utilization or schedules alternative uses for its equipment, particularly during the winter months when tourism declines.

     The Company maintains a decentralized management structure. Most operating decisions are made at the operating location level. At the same time, the Company has begun to centralize and maintain certain administrative support activities. The Company believes that by continuing to remove the burden and attention-diverting responsibility of administrative and support functions, the management of the operating companies and any other acquired businesses will be able to focus on pursuing new business opportunities and improving equipment utilization and yields.

     The Company has initiated and believes there will continue to be opportunities to increase equipment utilization by coordination among the various operating locations. For example, some motorcoaches that transport passengers into New York City or Atlantic City in the morning are parked until they run the reverse trip at the end of the day. The use of these motorcoaches for day charters and sightseeing could be increased. In addition, equipment stored during the "off-season" could be transported and utilized by another location that has more business during that time.

MAINTENANCE

     Each of the Company's motorcoach operating locations has a comprehensive preventive maintenance program for its equipment to minimize equipment downtime and prolong equipment life. This program includes regular safety checks when a motorcoach returns to the terminal, regular oil and filter changes, lubrication, cooling system checks and wheel alignment on average every 6,000 to 12,000 miles, and more extensive maintenance procedures at greater intervals. Interiors of motorcoaches are cleaned and exteriors washed usually on a daily basis.

     Repairs and maintenance are primarily performed at various maintenance facilities operated by the Company. Most maintenance provided by outside facilities results from on-the-road breakdowns or involves major engine overhauls.

     To the extent economically and logistically practicable, the Company shares maintenance facilities and personnel among the operating locations. The Company expects this will result in a decrease in the percentage of maintenance costs incurred at outside shops and a decrease in total maintenance costs. It also may be possible to close some maintenance facilities in areas where there will be multiple maintenance facilities.

     The Company expects that replacement of older motorcoaches with newer equipment will reduce maintenance costs largely because late model motorcoaches are more reliable and have better engine and power train warranties. In addition, the Company believes that it may be able to negotiate better warranty terms than the individual operating locations could because of the increased negotiating power of the Company. The Company intends to purchase most of its motorcoaches with standard component specifications, particularly engines and drive trains, thereby reducing the complexity of maintenance and spare parts management. The Company has entered into a leasing agreement for tires on terms more favorable than previously available to the operating companies individually.

SALES AND MARKETING

     The Company has a broad customer base. No single customer of the Company accounted for more than 10% of revenues in 1996. Management at the Company's operating locations has been responsible for establishing and maintaining relationships with tour organizers, travel agencies and other regular users of charter and tour services as well as pursuing outsourcing and privatization opportunities. Each of the motorcoach operations also has a sales staff that focuses primarily on obtaining specific charter and tour business.

     The principal means of marketing charter and tour services has been in telephone directories and through direct mail or personal contact with customers included in each operating location's data bases, which include civic groups, schools and domestic and foreign tour organizers and travel agencies. The Company uses ticket counters in hotel lobbies and concierges to market and promote sightseeing services.

     The Company's specialized destination route services to casinos in New Jersey, Connecticut, Nevada and Louisiana are promoted primarily by individual casinos. These casinos will either pay the Company for the transportation or provide incentives to passengers transported by the Company to the casino. In some instances, the casinos actively advertise these promotions in various media, such as newspapers, television and billboards.

     Once the Company has established operations in a sufficient number of metropolitan areas, the Company intends to implement a targeted national sales and marketing campaign for its recreation and excursion services. The focus of this campaign will be on national users of motorcoach service, such as domestic and international travel and tour agencies, convention organizers and sports teams. The Company believes that it will have a marketing advantage over its competitors since it will be able to offer consistent, dependable, quality service in various metropolitan areas in the United States, thereby enabling its customers to use the Company's services in multiple locations rather than dealing with numerous regional or local motorcoach operators.

     Contracts with counties and municipalities to provide commuter and transit and paratransit services are generally obtained through a competitive bidding process. In some instances where the Company is the existing provider, the county or municipality may elect to renegotiate the Company's existing contract instead of putting the contract out for rebid. The Company believes that counties and municipalities consider quality of service, reliability and price to be the most important factors in awarding contracts although other factors, such as financial stability, personnel policies and practices and total cost both to the municipality and the public, are also considered.

     The Company's taxicab service operations utilize the yellow pages, billboards and signs on the taxicabs as the primary means of marketing services. Paratransit contracts are obtained through a competitive bidding process.

COMPETITION

     The portions of the motorcoach and ground transportation industry in which the Company operates are highly competitive, fragmented and served by numerous operators, most of which serve only a single area or region. The Company's competitors include other operators of motorcoaches and other high occupancy and taxicab and luxury sedan vehicles, rent-a-car companies and, to a more limited extent, airlines, Amtrak and commuter rail service providers. Some of the Company's competitors, which vary depending on geographic region and the nature of the service provided, have greater financial, technical and marketing resources and generate greater revenues than the Company in specific regions. The majority of the Company's motorcoach competitors consist of small regional operators with a strong presence in their respective markets. The Company believes that as it expands geographically, it may compete with additional national, regional and local transportation service providers.

     The Company believes that the principal competitive factors in the motorcoach industry are reliability, customer service and price, as well as equipment comfort and appearance. In addition, competition with respect to some services is limited in some locations by the difficulty in obtaining required state route authorizations. The Company believes that its ownership of route authorizations provides it with a competitive advantage in certain markets because of the relative difficulty of obtaining these authorizations.

     The Company competes for acquisition candidates. The Company believes that its decentralized management philosophy and operating strategies will make it an attractive acquiror to other motorcoach and ground transportation companies. However, no assurance can be given that the Company's acquisition program will continue to be successful or that the Company will be able to compete effectively in its chosen markets.

REGULATION

     As a result of the ICC Termination Act of 1995 (the "Termination Act"), the Interstate Commerce Commission (the "ICC"), which previously regulated motorcoach operators engaged in interstate commerce, was abolished effective January 1, 1996. However, certain of the ICC's regulatory functions were transferred as of that date to the Surface Transportation Board (the "STB"), a new regulatory body established within the United States Department of Transportation (the "USDOT"), and certain other functions were transferred to the United States Secretary of Transportation (the "Secretary"). Under the Termination Act, motorcoach operators engaged in interstate commerce are generally required to be registered with the Secretary, who has delegated responsibility for registration to the Office of Motor Carriers of the Federal Highway Administration ("FHWA"), another body of the USDOT. By virtue of the Termination Act, persons who held operating authority issued by the ICC prior to December 31, 1995 were automatically deemed registered with the Secretary. Most of the Company's operating companies held authority issued by the ICC prior to December 31, 1995, and, accordingly, were deemed registered with the FHWA and are now subject to the regulatory requirements of the STB and the FHWA.

     The Bus Regulatory Reform Act of 1982 significantly reduced federal regulation of the motorcoach industry. The Termination Act further lessened regulatory requirements, with the result that the Secretary, the STB and the FHWA have only limited regulatory authority over interstate motorcoach operations. The level of fares is not subject to federal regulation, and motorcoach operators are not required to file tariffs. Motorcoach operators are, however, required by the Termination Act to provide transportation service on reasonable request and to provide safe and adequate service, equipment and facilities. They must also maintain minimum amounts of insurance and file evidence of such insurance with the FHWA. The Secretary and the STB are vested with enforcement authority, including authority to impose civil penalties, with respect to violations of applicable regulatory requirements. The Secretary may also suspend, amend or revoke a registration for willful failure to comply with the Termination Act, with the regulations of the Secretary, the STB or the FHWA or with any condition of the operator's registration.

     The Termination Act preempts states, their political subdivisions and multi-state agencies from regulating the scheduling or rates of interstate or intrastate transportation provided by motorcoach operators on interstate routes. However, states may require motorcoach operators to provide notice, not in excess of 30 days, of changes in their schedules. These preemption provisions do not apply to commuter service.

     The Company is subject to extensive FHWA and state regulations with respect to the qualifications of its drivers and the safety of its vehicles and their operation. See "Drivers and Other Personnel" and "Safety." In addition, the high occupancy vehicles operated by the Company are required by FHWA regulations to meet Federal noise standards established by the Environmental Protection Agency. The Company believes that it has conducted its operations in substantial compliance with FHWA regulations, and the Company does not believe that ongoing compliance with such regulations will require substantial capital expenditures. Under the ADA, the Company could become obligated to provide accessible vehicles to persons who are disabled under certain circumstances defined in that statute and in USDOT regulations. If the Company were required to make its motorcoaches compatible with ADA regulations, it could result in significant capital expenditures by the Company. The Company is subject to regulation by the Occupational Safety and Health Administration with respect to worker and workplace safety.

     Certain states in which the Company operates, such as New Jersey, Nevada and Pennsylvania, have a comprehensive regulatory scheme in connection with the operation of high occupancy vehicles and with respect to the safety of operation and equipment. Although some of the regulatory restrictions of these states have been preempted by federal legislation, as described above, these states still maintain strong regulatory control over wholly intrastate routes. Because certain operations of the Company have been granted authority to provide commuter service and scheduled intrastate service, the Company has a competitive advantage. However, there can be no assurance that these states will maintain their current regulatory postures, and any reduction in regulation of motorcoach operators could adversely affect the Company.

     The Termination Act requires the STB's approval of any transaction under which a person that is not a regulated motorcoach operator, such as Coach USA, acquires control of two or more STB-regulated motorcoach operators. However, the STB is empowered to exempt persons from this requirement for approval of motorcoach acquisitions. Coach USA filed a petition with the STB seeking such exemption in order to permit the acquisition by Coach USA of those of the Founding Companies and their affiliates that are regulated by the STB, and the exemption was granted and became effective on May 3, 1996. The Company filed a similar petition with the STB seeking an exemption in connection with the acquisition of five motorcoach businesses that were part of the acquisitions completed in August 1996, and the exemption was granted and became effective on November 7, 1996. The Company has filed similar petitions with the STB seeking an exemption in connection with the acquisition of certain operations completed in December 1996 and February 1997.

     The Company's taxicab service operations are regulated at the state and local level. Local regulations focus on the number of vehicles that are authorized to provide taxicab services and whether new entries into the local marketplace will be granted authority to do business. These regulatory authorities also set and periodically review the maximum fares that can be charged to passengers.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various Federal, state and local environmental laws and regulations governing vehicle emissions, underground and aboveground fuel tanks and the storage, use and disposal of hazardous materials and hazardous waste in connection with the Company's in-house maintenance operations. These laws include the Water Pollution Control Act, the Clean Air Act, as amended, the Resource Conservation and Recovery Act, as amended, the Comprehensive Environmental Response, Compensation and Liability Act and various state and local laws. There are underground storage tanks at several of the Company's facilities. The Company also conducts motorcoach washing at certain of its facilities and the resulting waste must be disposed of in accordance with regulatory requirements. In the event of a spill, the Company would be responsible for the cost of the clean-up, which could be significant. As a result of historical operations, there have been spills and releases of hazardous substances, including petroleum and petroleum products, at several of the Company's facilities. At certain locations, the Company has had to remediate these spills and releases at a significant cost to the Company. However, additional spills and releases of hazardous substances of which the Company is unaware, including spills and releases of petroleum and petroleum products, may have occurred at the Company facilities. With respect to unknown pre-existing contamination at a facility, in most instances, each of the stockholders of the applicable business acquired by the Company has agreed to indemnify the Company (up to the amount of consideration such stockholder received, after satisfaction of a threshold payable by the Company, which varies depending on the transaction) for liabilities in connection with such contamination. If and to the extent that any stockholder of such a business had actual knowledge of a spill or release and did not disclose it to the Company, such stockholder has agreed to indemnify the Company for all liabilities in connection with such contamination, not subject to any limit on such indemnification obligation. Some of the operating companies have disclosed that from time to time they have spilled or released certain hazardous substances in the course of operating their businesses.

     The Company has begun to initiate the implementation of an environmental compliance program at all of its facilities in an effort to prevent or reduce future releases of hazardous substances.

DRIVERS AND OTHER PERSONNEL

     As of December 31, 1996, the Company had approximately 4,100 employees, of whom approximately 2,570 were motorcoach drivers and approximately 630 were maintenance personnel. The balance includes administrative personnel, sales personnel, customer service personnel, fleet managers, dispatchers and safety and training personnel. Of these employees, approximately 2,900 are full-time employees. The Company's taxicab and paratransit services are provided through independent contractor drivers that are not employees of the Company.

     The Company has established motorcoach driver retention programs which seek to maintain a sufficient number of qualified drivers to handle passenger service. Each operating location historically had relatively minimal driver turnover among full-time drivers other than for sightseeing and tour services, where the need for motorcoach drivers varies seasonally. Safety and dependability of drivers are critical to the Company's operations. Motorcoach drivers are required to comply with all applicable Federal and state driver qualification and safety regulations, including hours of service and medical qualifications, and to hold a Commercial Driver's License issued in conformity with regulations of the FHWA. Drivers are also subjected to drug and alcohol testing requirements imposed by the FHWA, including random, reasonable suspicion and post-accident testing. Driver applicants are required to have significant driving experience and to pass medical examinations. Taxicab drivers are subject to laws and regulations governing driving records, appearance and presentation which are monitored by local municipalities.

     As of December 31, 1996, several different unions represented approximately 1,350 employees of the Company, of whom approximately 1,190 were motorcoach drivers. The Company is a party to a number of different collective bargaining agreements which expire at various dates through 2000. In the last 10 years, the various operating companies have not experienced any work stoppages and the Company believes that relationships with union representatives and union employees are satisfactory.

SAFETY

     The Company is dedicated to safe operations. The Company vigorously adheres to the FHWA and comparable state motor carrier safety rules, including rules concerning safe motor vehicle equipment, driver qualifications and safe operation of vehicles. The Company maintains drug and alcohol testing programs for its motorcoach drivers in conformity with FHWA and comparable state requirements. The Company also addresses accidents and other incidents and takes follow-up steps intended to reduce the risk of repeat accidents and incidents.

     The Company employs safety specialists and maintains safety programs designed to meet the specific needs of the operating location, including field spotters and riders who assess motorcoach driver performance. In addition, the Company employs specialists to perform compliance checks and conduct safety tests throughout the operations. The Company conducts a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and injury claims. These programs include incentive programs for accident-free driving, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations.

RISK MANAGEMENT AND INSURANCE

     The primary risks in the Company's operations are bodily injury and property damage to third parties and workers' compensation. The Company maintains insurance against these risks in amounts which it considers sufficient and is subject to loss deductibles per incident ranging from $5,000 to $250,000. As such, any claim within the deductible per incident would be a financial obligation of the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including without limitation (a) statements in paragraph three under "Business" regarding the Company's strategy of consolidation through acquisitions and the factors that will contribute toward the success of that strategy, (b) the statements in paragraphs two, three, four, six and seven under "Industry Overview" regarding the demand for transportation services and the factors impacting that demand,
(c) the statements under "Business Strategy" regarding the Company's acquisition, internal growth and economies-of-scale strategies, (d) the statements in paragraph one under "Acquisition Strategy" regarding the number of acquisition candidates in the industry, (e) the statements in paragraphs three and four under "Acquisition Strategy" regarding the factors contributing to the success of the acquisition program, (f) statements in paragraphs two and three under "Operations" regarding the benefits of a decentralized management structure, (g) the statements in paragraph four under "Maintenance" regarding the impact on maintenance costs of motorcoach replacement, (h) the statements in paragraph four under "Sales and Marketing" regarding the implementation and targets for a national sales and marketing campaign, (i) the statements in paragraph five under "Sales and Marketing" regarding the considerations used by governmental agencies in awarding contracts, (j) the statements under "Competition" regarding potential competition, competitive factors in the motorcoach industry and the Company's ability to compete for acquisition candidates, and (k) the statements under "Drivers and Other Personnel" regarding the Company's relationship with union representatives and employees are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation in conjunction with the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 2.  PROPERTIES

FACILITIES

     At December 31, 1996, the Company's facilities consisted principally of offices, garages and maintenance facilities. Some of these are single facilities, and other facilities have limited operations, which may not include complete maintenance services. The Company owns eight of the facilities on which motorcoach or taxicab operations are located. The remaining facilities are leased, including some from related parties. The Company believes that its facilities are adequate for its current needs.

     The Company leases its executive and administrative offices in Houston, Texas.

EQUIPMENT

     The Company operates approximately 1,650 motorcoaches and other high occupancy vehicles. Approximately 200 of these motorcoaches are provided by various transit authorities for nominal rent, with the Company assuming full responsibility for maintenance and repairs. These motorcoaches are provided under contracts to perform transit and commuter services and must be returned to the transit authorities in the event the contracts for them are not renewed. In addition, approximately 100 other motorcoaches have been provided by certain transit authorities to the Company to operate for the normal useful operating lives thereof, and these motorcoaches must only be returned to such transit authorities if the Company surrenders its routes for which such motorcoaches were provided, or at the end of the normal useful operating lives thereof. The Company's owned fleet of motorcoaches has an average age of five years. Motorcoaches have a useful operating life in excess of 10 years. The Company's replacement policy will depend on the use being made of the particular motorcoach, but the Company expects that on average it will replace motorcoaches every 10 to 12 years. A majority of the Company's current fleet of motorcoaches are from one manufacturer, Motorcoach Industries Incorporated, although other manufacturers are represented in the Company's fleet. Most engines and drive trains are manufactured by Detroit Diesel and Allison Transmissions, respectively. This continuity of engine and drive train should enable the Company to implement a standardized, Company-wide maintenance program and allow it to reduce its spare parts inventory. The Company leases most of its tires from Firestone, with the lease payments based on mileage driven on the tires.

     The Company's taxicab service operations provide dispatch and related services to a fleet of over 1,350 vehicles, of which approximately 860 are owned and operated by independent contractor drivers and the remainder of which are owned by the Company and leased on a daily or weekly basis to independent contractor drivers. The Company offers full service maintenance and repairs on vehicles owned by the independent contractor drivers and provides maintenance on the vehicles owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     One or more of the operations of the Company (or other operations acquired in the future by the Company) may become subject to litigation in connection with the competitive bidding process for a contract to provide transit, commuter or paratransit services on behalf of a transit authority. Unsuccessful bidders occasionally will challenge, through a regulatory appeals process or in court, the awarding of the contract and will often name the successful bidder as an additional defendant. The cost of defending such an action can be significant, and if the required competitive bidding procedures were not followed by the transit authority, the authority could be ordered to begin the process over or even award the contract to another bidder.

     From time to time, the Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of its passengers. The Company is not aware of any pending claims or threatened claims which, if adversely determined, might materially affect the Company's operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock has traded on the Nasdaq National Market since May 14, 1996. The following table sets forth the high and low last sale prices for the Common Stock for the period from May 14, 1996, the date of the Initial Public Offering, through March 17, 1997.

                                            HIGH           LOW
                                            ----           ----
1996
     Second quarter (from May 14)....      $22 3/4        $17 5/8
     Third quarter...................       27 1/2         18
     Fourth quarter..................       32             25
1997
     First quarter (through March 24,
     1997)...........................       34 1/4         28

     At March 24, 1997, there were approximately 144 stockholders of record of the Company's Common Stock. On March 24, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $30.00 per share.

DIVIDENDS

     The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's revolving credit agreement includes, and any additional lines of credit established in the future may include, restrictions on the ability of the Company to pay dividends without the consent of the lender.

SALE OF UNREGISTERED SECURITIES

     The following information relates to securities of the Company issued or sold by the Company during the past year which were not registered under the Securities Act:

          (i) In January 1996, the Company issued 30 shares of Common Stock at an effective price of $.01 per share to officers of the Company; and

          (ii) In March 1996, the Company issued 39.2 shares of Common Stock at an effective price of $.01 per share to officers of the Company, an employee of Notre Capital Ventures II, LLC, a firm which participated in the organization of the Company, Dominic Puopolo and M Three Trust (a trust for the benefit of the children of Paul M. Verrochi) (Messrs. Puopolo and Verrochi are principals with Exel Motorcoach Partners, LLC, a consultant to the Company, and Mr. Verrochi is a member of the board of directors of the Company).

     Subsequent to the issuance of the foregoing shares, and prior to the completion of the Initial Public Offering, Coach USA declared a stock dividend and issued 9,999 shares of Common Stock for each share of Common Stock then outstanding.

     Simultaneously with the completion of the Initial Public Offering, the Company issued 5,099,687 shares of its Common Stock in connection with the Mergers of the six Founding Companies.

     In connection with the acquisition of businesses completed in August 1996, the Company issued 2,558,580 shares of Common Stock to the stockholders of the companies in the transactions accounted for as poolings-of-interests and convertible debt currently convertible into 750,460 shares of Common Stock to the stockholders of the purchased companies accounted for as purchases.

     In connection with the acquisition of businesses completed in December 1996, the Company issued 1,150,795 shares of Common Stock to the stockholders of the companies acquired in three transactions accounted for as poolings-of-interests.

     Each of these transactions was effected without registration of the relevant security under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                COACH USA, INC.
                       SELECTED PRO FORMA FINANCIAL DATA

     Coach USA acquired, simultaneously with the closing of the Initial Public Offering, the Founding Companies. During the remainder of 1996, the Company completed nine acquisitions, six of which were accounted for as poolings-of-interests (the "Pooled Companies") and three of which were accounted for as purchases (the "Purchased Companies"). The PRO FORMA
STATEMENT OF INCOME DATA and BALANCE SHEET DATA below include historical financial statement data of the Founding Companies at historical cost, the Company (including the Pooled Companies) for all periods presented and the Purchased Companies since the date of acquisition. The PRO FORMA FOR COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS data below give effect to (i) certain reductions in salaries and benefits to the owners of the Founding Companies and the Pooled Companies which were agreed to in connection with the original mergers of the Founding Companies and the acquisition of the Pooled Companies, as well as a non-recurring, non-cash charge recorded by the Company (collectively, the "Compensation Differential"); (ii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the acquisitions completed through 1996; (iii) the tax impact of the Compensation Differential in each period; (iv) for 1995 and 1996, the conversion of debt to equity at one of the Pooled Companies; and (v) the elimination of non-recurring pooling costs associated with the 1996 acquisitions. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and the effect of the acquisitions of the Purchased Companies as if those acquisitions occurred on January 1, 1995, and gives pro forma effect to (i) Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill,
(iii) interest expense attributed to the convertible debt, and (iv) income tax adjustments attributed to the above adjustments.

                                                         YEAR ENDED DECEMBER 31
                                          -----------------------------------------------------
                                            1992       1993       1994       1995       1996
                                          ---------  ---------  ---------  ---------  ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
PRO FORMA STATEMENT OF INCOME DATA:
    Total revenues......................  $ 159,065  $ 166,714  $ 175,175  $ 197,414  $ 230,66
    Operating expenses..................    126,828    135,283    139,114    150,725    173,551
    Gross profit........................     32,237     31,431     36,061     46,689     57,115
    General and administrative
      expenses..........................     22,472     22,073     24,198     27,162     30,766
    Operating income....................      9,765      9,358     11,863     19,527     26,349
    Income before extraordinary items...      4,010      3,029      3,949      8,555      9,167
PRO FORMA FOR COMPENSATION DIFFERENTIAL
  AND OTHER ADJUSTMENTS:
    Total revenues......................  $ 159,065  $ 166,714  $ 175,175  $ 197,414  $ 230,666
    Operating expenses..................    126,828    135,283    139,114    150,725    173,551
    Gross profit........................     32,237     31,431     36,061     46,689     57,115
    General and administrative
      expenses..........................     20,114     18,665     20,152     21,363     24,226
    Operating income....................     12,123     12,766     15,909     25,326     32,889
    Income before extraordinary items...                                      10,519     14,469
    Extraordinary items.................                                      --          2,723
    Net income..........................                                      10,519     17,192
    Income before extraordinary items
      per share.........................                                   $    0.82  $    0.99
    Net income per share................                                        0.82       1.17
    Weighted average shares(1)..........                                      12,794     14,677
PRO FORMA FOR PURCHASED COMPANIES:
    Total revenues......................                                   $ 233,266  $ 256,686
    Operating expenses..................                                     173,610    189,016
    Gross profit........................                                      59,656     67,670
    General and administrative
      expenses..........................                                      25,193     29,421
    Operating income....................                                      34,463     38,249
    Income before extraordinary items...                                      11,910     15,376

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                            1992       1993       1994       1995       1996
                                          ---------  ---------  ---------  ---------  ----------

                                                          PRO FORMA                   HISTORICAL
                                          ------------------------------------------------------
BALANCE SHEET DATA (AT END OF PERIOD):
    Working capital (deficit)...........  $  (8,395) $  (7,563) $  (8,448) $ (10,275) $  (4,597)
    Total assets........................    120,986    123,312    139,806    165,184    276,843
    Total debt, including current
      portion...........................     72,408     68,538     80,833     94,410     97,118(2)
    Stockholders' equity................     13,320     16,519     19,122     23,763    103,971

------------
(1) The 1995 share data include: (i) 2,165,724 shares issued by Coach USA prior to the Initial Public Offering; (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Mergers; (iii) 1,700,714 of the 4,140,000 shares sold in the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies; (iv) 118,142 of the 4,140,000 shares sold in the Initial Public Offering to pay excess S Corporation distributions; (v) 3,284,336 shares issued in connection with the acquisition of the Pooled Companies; and (vi) 425,039 shares issued in connection with the conversion of the indebtedness to equity at one of the Pooled Companies completed in 1996. The 1996 share data include those amounts included in the 1995 share data plus (i) the remaining weighted average for the 2,321,144 of the 4,140,000 shares sold in the Initial Public Offering; (ii) 2,084,307 shares sold in the Secondary Public Offering during November 1996 weighted for the period ended December 1996; and (iii) 227,743 shares attributable to dilution for outstanding options to purchase Common Stock, using the treasury stock method.

(2) Does not include $22,500,000 of convertible debt issued in connection with the acquisitions of the Purchased Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

     Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. On May 17, 1996, Coach USA acquired, simultaneously with the closing of the Initial Public Offering, the six Founding Companies. Through the remainder of 1996, the Company acquired nine additional businesses. The acquisition of six of these businesses has been accounted for under the pooling-of-interests method of accounting and the remaining three have been accounted for under the purchase method of accounting. As a result, the pro forma financial statements, including the pro forma results discussed below, include the historical financial statements of each of the Founding Companies and the Company (including the Pooled Companies) for all periods presented at historical cost, as if these companies had always been members of the same operating group and give effect to (i) the Compensation Differential; (ii) the elimination of merger costs related to pooled acquisitions; (iii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the subsequent acquisitions; and (iv) the tax impact of the Compensation Differential in each period.

     The Company has begun to realize savings by consolidating certain general administrative and purchasing functions and reducing insurance expenses. In addition, the Company has begun to realize savings from its ability to borrow at lower interest rates than the Founding Companies and the subsequent acquisitions. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management. Neither these savings nor the costs associated therewith for the periods prior to the Initial Public Offering have been included in the pro forma financial information discussed below. As a result, historical pro forma results may not be comparable to, or indicative of, future performance.

     The Company's motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts to provide motorcoach services. Taxicab operation revenues are derived from fees and other services charged to independent taxicab operators. Operating expenses consist primarily of salaries and benefits for motorcoach drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and commissions to agents. General and administrative expenses consist primarily of compensation and related benefits to the owners and certain key employees of the Founding Companies and the Pooled Companies, administrative salaries and benefits, marketing, communications and professional fees.

PRO FORMA RESULTS FOR 1995 COMPARED TO 1996

     Total revenues increased $33.3 million, or 16.8%, to $230.7 million for the year 1996. The increase in revenues was largely due to: (i) an increase in taxicab service revenues of $7.3 million, primarily attributable to internal expansion, (ii) an increase of $7.2 million in special destination services revenues primarily to the Atlantic City and Louisiana casinos, and (iii) an increase of $4.1 million in per capita tour revenue attributable in part to the acquisition of Gray Line Los Angeles in 1995. In addition, revenues from the Purchased Companies totaled $12.7 million since their acquisition.

     Operating expenses increased 15.1% to $173.6 million for 1996. The increase in operating expenses was largely due to a combined increase of $2.9 million at all of the locations attributable to higher fuel costs in 1996. Approximately $1.3 million of the additional fuel cost related to higher prices and the remainder related to higher consumption consistent with the Company's increased operations. The increase in fuel expense was offset by savings in the Company's insurance program. The remaining increase was consistent with increased operations throughout the Company.

     General and administrative expenses in 1996, after elimination of the Compensation Differential, increased $2.8 million, or 13.4%, from $21.4 million in 1995 to $24.2 million. The increase in general and administrative expenses was largely due to an increase of $1.5 million related to the establishment of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies. The remaining increase was consistent with the increased operations throughout the Company.

     Interest expense increased $1.5 million in 1996 as compared to 1995 due to the higher level of debt related to additional equipment and debt related to the Purchased Companies, partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering, a secondary offering of Coach USA Common Stock completed in November 1996 and due to lower rates from the Company's new credit facility.

     Pro forma net income (before giving effect to the extraordinary items), which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased during 1996 as compared to 1995 primarily due to continued revenue growth and the effects of increased purchasing power.

     The extraordinary items recorded in 1996 include an extraordinary gain that was recognized in connection with the mergers of the Pooled Companies with Coach USA in August 1996 and extraordinary losses related to prepayment penalties on certain debt retired. Obligations due to stockholders of $17.2 million were retired in exchange for shares of Coach USA Common Stock. The transactions resulted in an extraordinary gain on early extinguishment of debt of approximately $4.2 million, net of taxes, representing the excess of the recorded value of the obligations exchanged over the market value of the Coach USA Common Stock. In addition, extraordinary losses of $1.5 million, net of taxes, for prepayment penalties on certain retired debt were recorded in 1996.

PRO FORMA RESULTS FOR 1994 COMPARED TO 1995

     Total revenues increased $22.2 million, or 12.7%, from $175.2 million in 1994 to $197.4 million in 1995. The increase was largely due to an increase in motorcoach charter and special destination revenues of $9.0 million, primarily attributable to increased service to the Louisiana casinos, an increase in motorcoach transit revenues of $5.7 million, primarily attributable to additional transit contracts in Northern California and New York, an increase in taxicab service revenues of $2.9 million, primarily attributable to the purchase of additional taxicab operations in Austin, Texas in July 1995, and an increase in per capita revenue of $2.5 million primarily attributable to the acquisition of Gray Line Los Angeles in 1995.

     Operating expenses increased $11.6 million, or 8.3%, from $139.1 million in 1994 to $150.7 million in 1995, but declined as a percentage of revenues from 79.4% in 1994 to 76.3% in 1995. The dollar increase was largely due to an increase in operating expenses of $3.8 million, primarily attributable to increased service to the Louisiana casinos, an increase in operating expenses of $4.6 million, primarily attributable to the increase in transit services, and $2.1 million, primarily attributable to higher per capita sales. These increases were partially offset by a $2.2 million reduction in operating expenses primarily due to a decision not to renew a municipal contract in the Northeast, and lower salaries, wages and related benefits from favorable revisions of a collective bargaining agreement.

     General and administrative expenses, after elimination of the Compensation Differential, increased $1.2 million, or 6.0%, from $20.2 million in 1994 to $21.4 million in 1995. This increase was consistent with the increase in revenues.

     Interest expense increased $1.7 million, or 26.0%, from $6.6 million in 1994 to $8.3 million in 1995. The increase was largely due to higher levels of debt during 1995 as a result of equipment purchases.

     Net income, adjusted for the Compensation Differential and taxes, increased $4.9 million, from $5.6 million in 1994 to $10.5 million in 1995, and represented 3.2% of revenues in 1994 compared to 5.3% of revenues in 1995.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated financial information represents the operations of the Pooled Companies for all periods presented and the Founding Companies and Coach USA for the seven months ended December 31, 1996 and the Purchased Companies since the date of acquisition. This financial information has been derived from the Consolidated Financial Statements of Coach USA. Pro forma net income before extraordinary items gives effect to (i) the Compensation Differential; (ii) the elimination of non-recurring pooling costs associated with the 1996 acquisitions; and (iii) the tax impact of the Compensation Differential in each period.

                                                       YEAR ENDED DECEMBER 31
                                       ------------------------------------------------------
                                         1992       1993       1994       1995        1996
                                       ---------  ---------  ---------  ---------  ----------
                                                           (IN THOUSANDS)
STATEMENT OF INCOME DATA:
     Total revenues..................  $  62,137  $  63,642  $  68,421  $  83,925  $  185,728
     Gross profit....................     14,887     13,413     17,154     23,725      48,963
     Operating income................      4,309      3,830      5,427      9,576      25,973
     Income before extraordinary
       items.........................        631        681        649      2,411      10,192
PRO FORMA:
     Operating income................      6,537      5,402      7,415     12,168      29,874
     Income before extraordinary
       items.........................      2,127      2,079      1,983      3,711      12,982
BALANCE SHEET DATA:
     Working capital (deficit).......  $  (5,543) $  (5,598) $  (5,049) $  (6,062) $   (4,597)
     Total assets....................     52,372     54,856     64,965     82,997     276,843
     Total debt, including current
       portion.......................     39,839     38,525     48,950     62,337      97,118(1)
     Stockholders' equity............     (4,115)    (2,448)    (2,519)      (951)    103,971

------------
(1) Does not include $22,500,000 of convertible debt issued in connection with the acquisitions of the Purchased Companies.

HISTORICAL RESULTS FOR 1995 COMPARED TO 1996

     Total revenues increased $101.8 million, or 121.3%, to $185.7 million for the year 1996. The increase in revenues was largely due to: (i) the acquisition of the Founding Companies with revenues of $72.9 million, (ii) the acquisition of the Purchased Companies with revenues of $12.7 million, (iii) an increase in taxicab service revenues of $7.3 million, primarily attributable to internal expansion, (iv) an increase of $3.8 million in special destination services revenues primarily to the Louisiana casinos, and (v) an increase of $4.1 million in per capita tour revenue attributable in part to the acquisition of Gray Line Los Angeles in 1995.

     Operating expenses increased 127.2% to $136.8 million for 1996. The increase in operating expenses was consistent with increased operations throughout the Company. The remaining increase was due to higher fuel costs in 1996, offset by savings in the Company's insurance program.

     General and administrative expenses in 1996, after elimination of the Compensation Differential and the elimination of non-recurring pooling costs associated with the 1996 acquisitions, increased $7.5 million, or 65.2%, from $11.6 million in 1995 to $19.1 million in 1996. The increase in general and administrative expenses was largely due to the increase in operations and an increase related to the establishment of the corporate management group required.

     Pro forma net income (before giving effect to the extraordinary gain), which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased during 1996 as compared to 1995 primarily due to continued revenue growth and the effects of increased purchasing power.

     The extraordinary items recorded in 1996 include an extraordinary gain that was recognized in connection with the mergers of the Pooled Companies with Coach USA in August 1996 and extraordinary losses related to prepayment penalties on certain debt retired. Obligations due to stockholders of $17.2 million were retired in exchange for shares of Coach USA Common Stock. The transactions resulted in an extraordinary gain on early extinguishment of debt of approximately $4.2 million, net of taxes, representing the excess of the recorded value of the obligations exchanged over the market value of the Coach USA Common Stock. In addition, extraordinary losses of $1.5 million, net of taxes, for prepayment penalties on certain retired debt were recorded in 1996.

HISTORICAL RESULTS FOR 1994 COMPARED TO 1995

     Total revenues increased $15.5 million, or 22.7%, from $68.4 million in 1994 to $83.9 million in 1995. The increase was largely due to an increase in motorcoach charter and special destination revenues of $6.6 million, primarily attributable to increased service to the Louisiana casinos, an increase in taxicab service revenues of $2.9 million, partially attributable to the purchase of additional taxicab operations in Austin, Texas in July 1995, and an increase in per capita revenue of $2.5 million partially attributable to the acquisition of Gray Line Los Angeles in 1995.

     Operating expenses increased $8.9 million, or 17.4%, from $51.3 million in 1994 to $60.2 million in 1995, but declined as a percentage of revenues from 74.9% in 1994 to 71.7% in 1995. The dollar increase was largely due to an increase in operating expenses of $3.8 million, primarily attributable to increased service to the Louisiana casinos, and $2.1 million, primarily attributable to higher per capita sales.

     General and administrative expenses, after elimination of the Compensation Differential, increased $1.8 million, or 18.7%, from $9.7 million in 1994 to $11.5 million in 1995. This increase was consistent with the increase in revenues.

     Interest expense increased $1.4 million, or 33.2%, from $4.1 million in 1994 to $5.5 million in 1995. The increase was largely due to higher levels of debt during 1995 as a result of equipment purchases.

     Net income, adjusted for the Compensation Differential and taxes, increased $1.7 million, from $2.0 million in 1994 to $3.7 million in 1995, and represented 2.9% of revenues in 1994 compared to 4.4% of revenues in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $5.1 million, $4.2 million and $7.4 million for 1994, 1995 and 1996, respectively.

     Cash used in investing activities was $14.3 million, $12.5 million, and $53.7 million for 1994, 1995 and 1996, respectively. Cash used in investing activities was primarily for additions and replacements of motorcoaches and for expansion of facilities, net of sales of property and equipment. In addition, in 1996 the Company paid $34.5 million in cash for the Founding and Purchased Companies, net of cash acquired.

     Cash provided by financing activities was $8.1 million, $9.9 million and $44.4 million for 1994, 1995 and 1996, respectively. Cash provided by financing activities for 1995 was primarily attributable to the issuance of $10.8 million of long-term obligations, net of repayments, partially offset by $1.1 million in S Corporation distributions paid to the former owners of the Pooled Companies. Cash provided by financing activities of $44.4 million for 1996 was primarily attributable to $48.1 million from the Initial Public Offering and $48.5 million from the Second Public Offering partially offset by $50.5 million of net payments on long-term obligations and $1.8 million in S Corporation distributions paid to the former owners of the Pooled Companies.

     Cash and cash equivalents decreased $1.1 million and $1.9 million for 1994 and 1996, respectively. For 1995, cash and cash equivalents increased $1.6 million.

     Capital expenditures during 1994, 1995 and 1996 were $14.3 million, $12.5 million and $20.6 million, respectively. These expenditures were primarily for motorcoaches and other vehicles, net of trade-ins and proceeds from sales of property and equipment, and were principally financed with debt and cash flows from operations. As of December 31, 1996, the Company had entered into commitments to purchase 108 motorcoaches as of December 31, 1996 for approximately $32.6 million. The Company expects to finance additional vehicle purchases primarily from cash flows from operations, trade-ins on older equipment supplemented, as necessary, with borrowings under its revolving credit agreement.

     On May 17, 1996, the Company completed the Initial Public Offering of 4,140,000 shares of Common Stock, resulting in net proceeds of approximately $48.1 million. The net proceeds were used to pay the cash portion of the purchase price for the Founding Companies and to repay indebtedness assumed by the Company.

     In November and December 1996, the Company sold 2,084,307 shares of Common Stock in the Second Public Offering, resulting in net proceeds of approximately $48.5 million. The net proceeds were used to repay outstanding debt freeing the existing credit facility for additional working capital and general corporate purposes, including acquisitions.

     Between January 1, 1997 and March 17, 1997, the Company acquired three businesses (see "Business -- Acquisitions"). The consideration paid for these businesses consisted of $34.3 million in cash, 578,033 shares of Common Stock and $18.3 million in convertible subordinated notes convertible into 484,239 shares of Common Stock.

     In February 1997, the Company amended and restated its revolving credit agreement. The credit agreement, as amended, provides for a revolving credit facility of $181 million through a syndicate of eight banks, and allows the Company to have borrowings of up to $40 million (in addition to fully subordinated debt) outside the credit facility. The facility is secured by substantially all of the assets of the Company and matures in August 1999. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 1.0% or the London Interbank Offered Rate ("LIBOR") plus 1.0% to 2.25%, both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee ranging from 0.25% to 0.50% is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of March 17, 1997, the Company had a total of $155.9 million outstanding under the revolving and other outside credit facilities and had utilized $5.0 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $60.1 million under the revolving and other outside credit facilities.

     In September 1996, the Company entered into an interest rate cap agreement with a bank. The agreement has a term of one year and a notional amount of $50 million. The agreement provides that if the 90 day LIBOR rate exceeds 6.5% for certain measurement periods, the bank will pay to the Company the difference between such rate and 6.5%. As of March 17, 1997, the 90-day LIBOR rate was 5.62%. The cost of the agreement is being amortized over its term.

     Management believes that the Company's revolving credit facility and its cash flows from operations will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for the next 12 months. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

SEASONALITY

     The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate significantly. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues and net income during the first and fourth quarters.

INFLATION

     Inflation has not had a material impact on the Company's results of operations for the last three years.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section, including without limitation (a) statements in paragraph two under "Introduction" regarding the Company's incremental savings and additional cost related to formation and the exclusion of these items from the historical pro forma results, (b) the statements in paragraph five under "Historical results for 1995 compared to 1996" regarding the increase in 1996 pro forma net income, (c) the statements in paragraph five under "Liquidity and Capital Resources" regarding capital expenditures in 1994, 1995 and 1996 and the motorcoach purchase commitment, (d) the statements in paragraph eleven under "Liquidity and Capital Resources" regarding the revolving credit facility and its impact on cash flow, and (e) the statements under "Seasonality" regarding the factors affecting quarterly results are all forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this section and elsewhere in this Report, including without limitation in conjunction with the forward looking statements included in this section. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                           PAGE
                                           ----
COACH USA, INC. AND SUBSIDIARIES:
     Report of Independent Public
      Accountants.......................    24
     Consolidated Balance Sheets........    25
     Consolidated Statements of
      Income............................    26
     Consolidated Statements of
      Stockholders' Equity..............    27
     Consolidated Statements of Cash
      Flows.............................    28
     Notes to Consolidated Financial
      Statements........................    29

FOUNDING COMPANIES:
SUBURBAN TRANSIT CORP. AND RELATED
COMPANIES
     Report of Independent Public
      Accountants.......................    42
     Combined Balance Sheets............    43
     Combined Statements of Income......    44
     Combined Statements of
      Stockholders' Equity..............    45
     Combined Statements of Cash
      Flows.............................    46
     Notes to Combined Financial
      Statements........................    47
GROSVENOR BUS LINES, INC. AND
  SUBSIDIARIES (OPERATING AS GRAY LINE
  OF SAN FRANCISCO)
     Report of Independent Public
      Accountants.......................    54
     Consolidated Balance Sheets........    55
     Consolidated Statements of
      Income............................    56
     Consolidated Statements of
      Stockholders' Equity..............    57
     Consolidated Statements of Cash
      Flows.............................    58
     Notes to Consolidated Financial
      Statements........................    59
LEISURE TIME TOURS
     Report of Independent Public
      Accountants.......................    66
     Balance Sheets.....................    67
     Statements of Income...............    68
     Statements of Stockholders'
      Equity............................    69
     Statements of Cash Flows...........    70
     Notes to Financial Statements......    71
COMMUNITY BUS LINES, INC. AND RELATED
  COMPANIES
     Report of Independent Public
      Accountants.......................    77
     Combined Balance Sheets............    78
     Combined Statements of Income......    79
     Combined Statements of
      Stockholders' Equity..............    80
     Combined Statements of Cash
      Flows.............................    81
     Notes to Combined Financial
      Statements........................    82

                                           PAGE
                                           ----
CAPE TRANSIT CORP. (OPERATING AS
  ADVENTURE TRAILS)
     Report of Independent Public
      Accountants.......................    88
     Balance Sheets.....................    89
     Statements of Income...............    90
     Statements of Stockholders'
      Equity............................    91
     Statements of Cash Flows...........    92
     Notes to Financial Statements......    93
ARROW STAGE LINES, INC.
     Report of Independent Public
      Accountants.......................    99
     Balance Sheets.....................   100
     Statements of Income...............   101
     Statements of Stockholders'
      Equity............................   102
     Statements of Cash Flows...........   103
     Notes to Financial Statements......   104
COACH USA, INC.
     Report of Independent Public
      Accountants.......................   109
     Balance Sheets.....................   110
     Statements of Income...............   111
     Statements of Stockholders'
      Equity............................   112
     Statements of Cash Flows...........   113
     Notes to Financial Statements......   114

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Coach USA, Inc.:

     We have audited the accompanying consolidated balance sheets of Coach USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coach USA, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 4, 1997

                        COACH USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1995        1996
                                                        ---------  ----------
                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents........................  $   3,411  $    1,466
     Accounts receivable, less allowance of $950 and
      $2,046..........................................      7,458      16,980
     Inventories......................................      3,385       8,500
     Notes receivable, current portion................      3,045       2,811
     Prepaid expenses and other current assets........      3,481      10,779
                                                        ---------  ----------
          Total current assets........................     20,780      40,536
PROPERTY AND EQUIPMENT, net...........................     48,908     191,937
NOTES RECEIVABLE, less allowance of $500 and $500.....      1,978       4,231
GOODWILL, net.........................................         11      30,102
OTHER ASSETS, net.....................................     11,320      10,037
                                                        ---------  ----------
          Total assets................................  $  82,997  $  276,843
                                                        =========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of convertible subordinated
      notes...........................................  $  --      $    4,000
     Current maturities of long-term obligations......      9,313       6,037
     Accounts payable and accrued liabilities.........     17,529      35,096
                                                        ---------  ----------
          Total current liabilities...................     26,842      45,133
LONG-TERM OBLIGATIONS, net of current maturities......     36,557      91,081
CONVERTIBLE SUBORDINATED NOTES, net of current
  maturities..........................................     --          18,500
LONG-TERM OBLIGATIONS DUE TO STOCKHOLDERS, net of
  current maturities..................................     16,467      --
DEFERRED INCOME TAXES.................................      4,082      18,158
                                                        ---------  ----------
          Total liabilities...........................     83,948     172,872
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common Stock, $.01 par, 30,000,000 shares
      authorized, 3,284,336 and 17,199,093 shares
      issued and outstanding, respectively............         33         172
     Additional paid-in capital.......................      4,519     100,684
     Retained earnings (deficit)......................     (5,503)      3,115
                                                        ---------  ----------
          Total stockholders' equity..................       (951)    103,971
                                                        ---------  ----------
          Total liabilities and stockholders'
             equity...................................  $  82,997  $  276,843
                                                        =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,         PRO FORMA
                                       --------------------------------    COMBINED
                                         1994       1995        1996         1996
                                       ---------  ---------  ----------   -----------
                                                                          (UNAUDITED)
REVENUES.............................  $  68,421  $  83,925  $  185,728    $ 230,666
OPERATING EXPENSES...................     51,267     60,200     136,765      174,292
                                       ---------  ---------  ----------   -----------
     Gross profit....................     17,154     23,725      48,963       56,374
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................     11,727     14,149      21,889       23,485
ACQUISITION RELATED COSTS............     --         --           1,101       --
                                       ---------  ---------  ----------   -----------
     Operating income................      5,427      9,576      25,973       32,889
INTEREST EXPENSE.....................      4,111      5,475       8,514        8,981
                                       ---------  ---------  ----------   -----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS................      1,316      4,101      17,459       23,908
PROVISION FOR INCOME TAXES...........        667      1,690       7,267        9,439
                                       ---------  ---------  ----------   -----------
INCOME BEFORE EXTRAORDINARY ITEMS....        649      2,411      10,192       14,469
EXTRAORDINARY ITEMS, net of income
  taxes..............................     --         --           2,723        2,723
                                       ---------  ---------  ----------   -----------
NET INCOME...........................  $     649  $   2,411  $   12,915    $  17,192
                                       =========  =========  ==========   ===========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
     INCOME BEFORE EXTRAORDINARY
       ITEMS.........................  $     .20  $     .73  $      .90    $     .99
     EXTRAORDINARY ITEMS.............     --         --             .24          .18
                                       ---------  ---------  ----------   -----------
NET INCOME...........................  $     .20  $     .73  $     1.14    $    1.17
                                       =========  =========  ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                           COMMON STOCK       ADDITIONAL     RETAINED         TOTAL
                                        ------------------      PAID-IN      EARNINGS     STOCKHOLDERS'
                                        SHARES     AMOUNT       CAPITAL      (DEFICIT)       EQUITY
                                        -------    -------    -----------    ---------    -------------
BALANCE AT DECEMBER 31, 1993.........     3,285     $  33      $    4,313     $ (6,794)     $  (2,448)
     S Corporation dividends paid by
       certain Pooled Companies......     --         --           --              (690)          (690)
     Net income......................     --         --           --               649            649
     Other...........................     --         --               (30)      --                (30)
                                        -------    -------    -----------    ---------    -------------
BALANCE AT DECEMBER 31, 1994.........     3,285        33           4,283       (6,835)        (2,519)
     S Corporation dividends paid by
       certain Pooled Companies......     --         --           --            (1,079)        (1,079)
     Net income......................     --         --           --             2,411          2,411
     Other...........................     --         --               236       --                236
                                        -------    -------    -----------    ---------    -------------
BALANCE AT DECEMBER 31, 1995.........     3,285        33           4,519       (5,503)          (951)
     Issuance of Common Stock:
       Proceeds of stock offerings...     6,224        62          96,502       --             96,564
       Merger with Predecessor.......     2,166        22           2,055       (2,053)            24
       Acquisition of Founding
       Companies.....................     5,099        51           6,323        9,155         15,529
     Cash Distribution to Founding
       Companies' Shareholders.......     --         --           (23,810)      --            (23,810)
     Reorganization..................     --         --             4,402       (4,402)       --
     Conversion from S Corporation to
       C Corporation for Founding
       Companies.....................     --         --           --            (5,426)        (5,426)
     Conversion of debt to equity....       425         4          10,198       --             10,202
     S Corporation dividends paid by
       certain Pooled Companies......     --         --           --            (1,838)        (1,838)
     Adjustment to conform fiscal
       year ends of Pooled
       Companies.....................     --         --           --               267            267
     Net income......................     --         --           --            12,915         12,915
     Capital contributions equal to
       the current income taxes of S
       Corporations..................     --         --               341       --                341
     Other...........................     --         --               154       --                154
                                        -------    -------    -----------    ---------    -------------
BALANCE AT DECEMBER 31, 1996.........    17,199     $ 172      $  100,684     $  3,115      $ 103,971
                                        =======    =======    ===========    =========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1994        1995        1996
                                       ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................  $      649  $    2,411  $   12,915
     Adjustments to reconcile net
       income to net cash provided by
       operating activities --
     Adjustment to conform fiscal
       year ends of Pooled
       Companies.....................        --          --           267
     Extraordinary gain..............        --          --        (7,007)
     Depreciation and amortization...       4,720       6,238      12,343
     Gain on sale of assets..........         (44)       (572)       (354)
     Deferred income tax provision...         757       1,294       6,672
     Changes in operating assets and
       liabilities, net of effect of
       Purchased Companies --
          Accounts receivable, net...         428      (1,833)       (779)
          Inventories................      (1,107)     (2,579)     (4,505)
          Notes receivable...........         175      (1,828)     (1,672)
          Prepaid expenses and other
          current assets.............        (211)       (611)     (3,705)
          Accounts payable and
          accrued liabilities........      (1,318)      1,838      (6,340)
          Other......................       1,034        (139)       (474)
                                       ----------  ----------  ----------
               Net cash provided by
                  operating
                  activities.........       5,083       4,219       7,361
                                       ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
     equipment.......................     (15,449)    (14,324)    (24,704)
     Proceeds from sales of property
       and equipment.................       1,182       1,813       4,057
     Cash consideration paid for the
       Founding Companies, net of
       cash acquired                         --          --       (22,112)
     Cash consideration paid for
       Purchased Companies, net of
       cash acquired.................        --          --       (12,343)
     Proceeds from sales of
       investments...................        --          --         1,419
                                       ----------  ----------  ----------
               Net cash used in
               investing activities       (14,267)    (12,511)    (53,683)
                                       ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
       obligations...................     (10,273)    (13,319)   (122,257)
     Proceeds from issuance of
       long-term obligations.........      18,767      24,116      71,754
     Sales of Common Stock...........        --          --        96,564
     S Corporation Dividends paid by
       certain Pooled Companies......        (690)     (1,079)     (1,838)
     Other...........................         286         181         154
                                       ----------  ----------  ----------
               Net cash provided by
                  financing
                  activities                8,090       9,899      44,377
                                       ----------  ----------  ----------
                                       ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH......      (1,094)      1,607      (1,945)
CASH AND CASH EQUIVALENTS, beginning
of year..............................       2,898       1,804       3,411
                                       ==========  ==========  ==========
CASH AND CASH EQUIVALENTS, end of
year.................................  $    1,804  $    3,411  $    1,466
                                       ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $    2,737  $    4,099  $    8,376
     Cash paid for income taxes......          25         125       4,632
     Assets acquired under capital
     leases..........................       1,931       2,404       7,597
     Convertible debt issued for
       Purchased Companies...........        --          --        22,500

  The accompanying notes are an integral part of these consolidated financial statements.

                       COACH USA, INC. AND SUBSIDIARIES:
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

     In September 1995, Coach USA, Inc. (Coach USA), was founded to create a national company providing motorcoach transportation services, including charter and tour services, and related passenger ground transportation services.

     In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering (the Offering), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA (the Common Stock). These six businesses are referred to herein as the "Founding Companies." Coach USA acquired nine additional businesses in 1996. Of these nine additional businesses acquired, six were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining three businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note
3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Coach USA and the Founding Companies from June 1, 1996, the effective date used to account for the acquisitions of the Founding Companies, the Purchased Companies since date of acquisition, and give retroactive effect to the acquisitions of the Pooled Companies. The Pooled Companies, the Founding Companies subsequent to May 31, 1996, and the Purchased Companies since date of acquisition, are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

     The unaudited pro forma combined statement of income for the year ended December 31, 1996 includes the accounts of Coach USA and the Founding Companies from January 1, 1996, the Purchased Companies since date of acquisition, and gives retroactive effect to the acquisitions of the Pooled Companies. Certain pro forma adjustments further discussed in Note 3 have been made to the unaudited pro forma combined statement of income.

     Two of the Pooled Companies have previously reported on an October fiscal year end. As such, the accounts of these companies for their 1994 and 1995 fiscal years have been consolidated with the accounts of the Company as of December 31, 1994 and 1995, respectively. Unaudited revenues and net income for these two companies for the two-month period ended December 31, 1995, were approximately $6,292,000 and $267,000, respectively. Accordingly, an adjustment is included in the consolidated statement of stockholders' equity for the net income attributed to this two-month period.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories consist of motorcoach and taxicab replacement parts and taxicabs held for sale. Inventory cost for replacement parts is accounted for on the first-in, first-out basis and inventory cost for taxicabs held for sale or on short-term leases are accounted for on the specific identification basis, and both are reported at the lower of cost or market. Taxicabs held for sale are depreciated over their estimated useful lives of 4.5 years. Depreciation and amortization expense in the accompanying consolidated financial statements includes $1,053,000, $1,457,000 and $1,940,000 of depreciation related to taxicabs held for sale in 1994, 1995 and 1996.

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NOTES RECEIVABLE

     Notes receivable result from the sale of taxicabs to independent contractors. The notes bear interest and are due in weekly installments over periods ranging up to 42 months.

  NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company had notes receivable from former stockholders of certain of the Pooled Companies totaling $439,000 at December 31, 1995. These notes receivable were unsecured, noninterest-bearing and payable on demand and were repaid in full in connection with the respective mergers with Coach USA.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets, net of their estimated residual values. Gains or losses on the sale of equipment are included in operating expenses.

  GOODWILL

     Goodwill represents the excess of the aggregate price paid by the Company in acquisitions accounted for as purchases over the fair market value of the net tangible assets acquired. Goodwill is amortized on a straight-line basis generally over 40 years.

  OTHER ASSETS

     Taxicab permits are carried at cost, less accumulated amortization. The permit costs are amortized using the straight-line method over a period of 40 years. Annual renewal fees are charged to expense as incurred.

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management continually evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful lives of property and equipment, other identifiable intangible assets and goodwill may warrant revision or that the remaining balances may not be recoverable.

  CONCENTRATIONS OF CREDIT RISK

     The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers, including casinos and various other tourism-based companies and governmental units. In addition, the Company's accounts and notes receivable include amounts due from independent taxicab contractors. Management performs ongoing credit evaluations of its customers and independent taxicab contractors and provides allowances as deemed necessary.

     The activity in the allowance for doubtful accounts is as follows (in thousands):

                                                          BEGINNING
                                                          BALANCE AT
                                           BALANCE AT    FOUNDING AND    CHARGED TO                  BALANCE AT
                                           BEGINNING      PURCHASED      COSTS AND                     END OF
                                           OF PERIOD      COMPANIES       EXPENSES     WRITE-OFFS      PERIOD
                                           ----------    ------------    ----------    ----------    ----------
Year ended December 31, 1994............     $1,049         $   --         $  806       $ (1,038)      $  817
Year ended December 31, 1995............        817             --            746           (613)         950
Year ended December 31, 1996............        950            955            927           (786)       2,046

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  REVENUE RECOGNITION

     The Company recognizes revenue from recreation, excursion, commuter, transit and taxicab support services and sales to independent taxicab operators when such services and sales are performed. The Company recognizes financing income on notes receivable using the effective interest method over the term of the notes. Costs associated with the revenues are incurred and recorded as services and sales are performed.

     The Company has a 50 percent interest in a joint venture which provides various paratransit services to a governmental agency in South Florida. Income from this joint venture was $1.0 million, $0.6 million and $0.7 million in 1994, 1995 and 1996, respectively, and is included in revenues in the accompanying consolidated financial statements.

  INCOME TAXES

     The Company will file a consolidated return for federal income tax purposes. Income taxes are provided under the liability method considering the tax effects of transactions reported in the financial statements which are different from the tax return. The deferred income tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are recovered or settled.

     Certain of the Pooled Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisition date are the responsibility of the respective stockholders. For purposes of these consolidated financial statements, federal and state income taxes have been provided as if these companies had filed C Corporation tax returns for the pre-acquisition periods. The current income tax expense of these S Corporations is reflected in the consolidated financial statements in the provision for income taxes and as an increase to additional paid-in capital.

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

  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of net income per common and common equivalent share for the years ended December 31, 1994 and 1995 includes 3,284,336 shares issued in connection with the acquisitions of the Pooled Companies.

     The computation of net income per common and common equivalent share for the year ended December 31, 1996 is based upon 11,345,031 weighted average shares outstanding which includes (a) the 3,284,336 shares discussed above, (b) the weighted average portion of the 2,165,724 shares issued prior to the Initial Public Offering, (c) the weighted average portion of the 5,099,687 shares issued to the stockholders of the Founding Companies, (d) the weighted average portion of the 4,140,000 shares sold in the Initial Public Offering, (e) the weighted average portion of the 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, (f) the weighted average portion of the 2,084,307 shares sold in a secondary stock offering, and
(g) 305,605 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase common stock, using the treasury stock method.

     The computation of net income per common and common equivalent share for the unaudited pro forma combined year ended December 31, 1996 is based upon 14,676,773 weighted average shares outstanding

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

which includes (a) the 3,284,336 shares discussed above, (b) the 2,165,724 shares issued prior to the Initial Public Offering, (c) 5,099,687 shares issued to the stockholders of the Founding Companies, (d) 1,700,714 of the 4,140,000 shares sold in the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies; (e) 118,142 of the 4,140,000 shares sold in the Initial Public Offering to pay excess S Corporation distributions,
(f) the weighted average of the remaining 2,321,144 shares issued in the Initial Public Offering, (g) the weighted average portion of 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, (h) the weighted average portion of the 2,084,307 shares sold in the secondary stock offering, and (i) 227,743 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase common stock, using the treasury stock method.

     In March 1996, the Company authorized 500,000 shares of $.01 par value preferred stock, none of which has been issued.

3.  BUSINESS COMBINATIONS:

     The Founding Companies were merged with Coach USA effective June 1, 1996, for financial reporting purposes. The unaudited data presented below consists of the income statement data as presented in these consolidated financial statements combined with the Founding Companies, including certain pro forma adjustments further discussed below, as if the Founding Companies were combined with the Pooled Companies and Coach USA as of January 1, 1995 (in thousands):

                                            YEAR ENDED      YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,
                                               1995            1996
                                           ------------    ------------
                                                   (UNAUDITED)
Revenues................................     $197,414        $230,666
Income before extraordinary items.......       10,519          14,469
Income per share before extraordinary
  items.................................          .82             .99

  POOLINGS

     During 1996, the Company acquired all of the outstanding stock of the Pooled Companies in exchange for 3,284,336 shares of Common Stock. Five of these companies provide motorcoach transportation services and one provides primarily taxicab services. These acquisitions have been accounted for as poolings-of-interests and the results of operations of these six companies are included for all periods presented herein.

     The historical financial statements for 1994 and 1995 represent the operations of the Pooled Companies prior to their acquisition by the Company. The combined revenues, income before extraordinary items, and net income of the Pooled Companies for the preacquisition period in 1996 were $87.6 million, $4.3 million and $4.2 million, respectively.

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PURCHASES

     On August 29, 1996, the Purchased Companies were acquired which were accounted for as purchases. The aggregate consideration paid in these transactions was $14.5 million in cash and $22.5 million in the form of subordinated notes convertible into 750,460 shares of Common Stock. The accompanying balance sheet as of December 31, 1996 includes allocations of the respective purchase prices and is subject to final adjustment. The allocations resulted in goodwill recognized of $30.3 million representing the excess of purchase price over fair value of the net assets acquired. In conjunction with the acquisitions, liabilities were assumed as follows (in thousands):

Fair value of assets acquired, net of
  cash acquired.........................  $   63,963
Goodwill................................      30,341
Cash paid, net of cash acquired.........     (12,343)
Issuance of convertible notes...........     (22,500)
                                          ----------
Liabilities assumed.....................  $   59,461
                                          ==========

     The following table sets forth further adjustments to the unaudited pro forma income statement data above to present the effect of the acquisitions of the Purchased Companies on the Company's results of operations for the years ended December 31, 1995 and 1996. The following unaudited pro forma income statement data includes the Founding Companies and the Pooled Companies, plus all Purchased Companies as if the acquisitions were effective on the first day of the year being reported (in thousands):

                                            YEAR ENDED      YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,
                                               1995            1996
                                           ------------    ------------
                                                   (UNAUDITED)
Revenues................................     $233,266        $256,686
Income before extraordinary items.......       11,910          15,376
Income per share before extraordinary
  items.................................          .93            1.05

     Pro forma adjustments included in the preceding tables regarding the Founding Companies and the Purchased Companies primarily relate to (a) owners' compensation differential, (b) adjustments to depreciation and amortization due to the purchase price allocations, (c) adjustments of historical interest expense related to certain subordinated debt and cash payments related to the Purchased Companies, (d) elimination of interest on debt converted to equity of one of the Pooled Companies, (e) elimination of merger costs in connection with the acquisition of the Pooled Companies, and (f) adjustments to the federal and state income tax provisions based on the combined operations.

     The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Founding Companies, and the Purchased Companies been combined at the beginning of the periods presented.

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following (in thousands):

                                              DECEMBER 31
                                          --------------------
                                              1995      1996
                                          ---------  ---------
Prepaid insurance.......................  $   1,243  $   2,601
Deferred income tax asset, current......      1,283      2,780
Prepaid licenses, registrations and
  other taxes...........................        552      3,297
Other...................................        403      2,101
                                          ---------  ---------
                                          $   3,481  $  10,779
                                          =========  =========

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31
                                             ESTIMATED     ----------------------
                                            USEFUL LIVES      1995        1996
                                            ------------   ----------  ----------
                                              (YEARS)
Transportation equipment................      3-15         $   57,637  $  219,544
Building and leasehold improvements.....      5-31.5            5,081       8,744
Computer equipment......................       5-7              7,754       8,802
Other...................................      3-10              1,827       9,985
                                                           ----------  ----------
                                                               72,299     247,075
Less -- Accumulated depreciation........                      (23,391)    (55,138)
                                                           ----------  ----------
                                                           $   48,908  $  191,937
                                                           ==========  ==========

     Included in transportation equipment at December 31, 1995 and 1996, are approximately $10.9 million and $20.7 million, respectively, of assets held under capital leases.

6.  OTHER ASSETS:

     Other assets consist of the following (in thousands):

                                              DECEMBER 31
                                          --------------------
                                            1995       1996
                                          ---------  ---------
Taxicab permits, net of accumulated
  amortization of $2,194
  and $2,298............................  $   4,263  $   4,159
Noncurrent deferred income tax asset....      6,089      3,782
Other, net of accumulated amortization
  of $672 and $838......................        968      2,096
                                          ---------  ---------
                                          $  11,320  $  10,037
                                          =========  =========

     Amortization expense related to other assets for the years ended December 31, 1995 and 1996 was $201,000 and $270,000, respectively.

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                            DECEMBER 31
                                                        --------------------
                                                          1995       1996
                                                        ---------  ---------
Trade accounts payable................................  $   3,595  $   8,352
Accrued insurance claims..............................      6,074     13,285
Accrued compensation..................................      2,608      4,017
Due to affiliates.....................................        642     --
Property and other taxes..............................        973      1,298
Accrued interest payable..............................        829        781
Deferred revenue......................................        598      1,287
Other.................................................      2,210      6,076
                                                        ---------  ---------
                                                        $  17,529  $  35,096
                                                        =========  =========

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                                            DECEMBER 31
                                                        --------------------
                                                          1995       1996
                                                        ---------  ---------
                                                           (IN THOUSANDS)
Revolving credit facility with a bank syndicate,
  interest at LIBOR plus 1.50% (7.03% at December 31,
  1996), secured by substantially all of the assets of
  the Company.........................................  $    --    $  60,110
Notes payable to finance companies, interest rates
  ranging from 7.70% to 15.00%, due in monthly
  installments of $468,830, maturing at various dates
  through 2004; secured by certain transportation
  equipment...........................................     35,138     16,162
Obligations under capital leases of certain
  transportation equipment, implicit interest rates
  ranging from 5.00% to 11.00%, due in monthly
  installments of $320,682, maturing at various dates
  through 2003........................................      5,547     16,825
Various notes payable to stockholders, including $600
  of accrued interest payable in 1996.................     18,108       --
Other.................................................      4,144      4,021
                                                        ---------  ---------
Total Long-term Obligations...........................     62,937     97,118
Less -- Current maturities............................     (9,313)    (6,037)
Less -- Accrued Interest..............................       (600)    --
                                                        ---------  ---------
                                                        $  53,024  $  91,081
                                                        =========  =========

     At December 31, 1996, future principal payments of long-term debt and minimum lease payments under capital lease obligations are as follows (in thousands):

                                            LONG-TERM      CAPITAL LEASE
                                               DEBT         OBLIGATIONS
                                           ------------    -------------
Year ending December 31 --
     1997...............................     $  3,659         $ 3,915
     1998...............................        3,132           3,055
     1999...............................       63,870           2,935
     2000...............................        3,602           3,558
     2001...............................        3,039           2,815
     Thereafter.........................        2,991           6,259
                                           ------------    -------------
                                             $ 80,293          22,537
                                           ============
     Less -- Amounts representing
       interest.........................                       (5,712)
                                                           -------------
                                                              $16,825
                                                           =============

  REVOLVING CREDIT AGREEMENT

     In May 1996, the Company entered into a $30 million revolving credit agreement with one bank. This credit facility was primarily utilized to refinance certain indebtedness of the Founding Companies not repaid with proceeds of the Offering.

     In August 1996, the Company amended and restated the $30 million credit agreement. The credit agreement, as amended, provides for a revolving credit facility of $115 million through a syndicate of eight banks and allows for an additional $15 million of debt outside the credit facility. The proceeds of the facility

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facility is secured by substantially all of the assets of the Company and matures in August 1999, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate plus up to 1.0% or the London Interbank Offered Rate ("LIBOR") plus 1.0% to 2.25%, both as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee ranging from 0.25% to 0.50% is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of December 31, 1996, the Company had a total of $97.1 million outstanding under the revolving and other outside credit facilities and had utilized $4.9 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $28.0 million under the revolving and other outside credit facilities.

     In September 1996, the Company entered into an interest rate cap agreement with a bank. The agreement has a term of one year and a notional principal amount of $50 million. The agreement provides that if the 90-day LIBOR rate exceeds 6.5% for certain measurement periods, the bank will pay to the Company the difference between such rate and 6.5%. The cost of the agreement is being amortized over its term.

     In February 1997, the Company amended and restated its credit agreement. The credit agreement, as further amended, now provides for a revolving credit facility of $181 million and allows the Company to have borrowings of up to $40 million (in addition to the fully subordinated notes) outside the credit facility. Other provisions of the credit agreement were unchanged.

  CONVERTIBLE SUBORDINATED NOTES

     In August 1996, the Company issued $22.5 million of convertible subordinated notes (the Notes) to former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The Notes bear interest, payable quarterly, at a weighted average interest rate of 5.0 percent and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $29.98 per share. The Notes are redeemable for cash or the Company's Common Stock at the option of the Company at any time after one year of issuance. The terms of the Notes require $4.0 million of principal payments in 1997 and $18.5 million in 1999.

     Management estimates that the fair value of its debt obligations is $100,753,000, compared to the historical value of $102,793,000 at December 31, 1996. The estimated fair value was determined by applying an estimated discount rate to the scheduled cash payments under the obligations.

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  INCOME TAXES:

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The provision for income taxes consists of the following (in thousands):

                                              YEAR ENDED DECEMBER 31
                                          -------------------------------
                                            1994       1995       1996
                                          ---------  ---------  ---------
Current --
     Federal............................  $    (133) $     308  $     597
     State..............................         43         88        123
                                          ---------  ---------  ---------
                                                (90)       396        720
                                          ---------  ---------  ---------
Deferred --
     Federal............................        741      1,197      5,337
     State..............................         16         97      1,210
                                          ---------  ---------  ---------
                                                757      1,294      6,547
                                          ---------  ---------  ---------
Provision for income taxes before
  extraordinary items...................        667      1,690      7,267
                                          ---------  ---------  ---------
Extraordinary Items --
     Current............................     --         --          1,690
     Deferred...........................     --         --            125
                                          ---------  ---------  ---------
                                             --         --          1,815
                                          ---------  ---------  ---------
                                          $     667  $   1,690  $   9,082
                                          =========  =========  =========

     Deferred income taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation, accrued insurance claims payable and net operating loss carryforwards. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                             DECEMBER 31
                                                        ----------------------
                                                           1995        1996
                                                        ----------  ----------
Deferred income tax liabilities --
     Property and equipment...........................  $    6,126  $   26,862
     Other............................................         481         580
                                                        ----------  ----------
          Total deferred income tax liabilities.......       6,607      27,442
                                                        ----------  ----------
Deferred income tax assets --
     Accounts receivable/allowance for doubtful
       accounts.......................................        (128)       (832)
     Accrued liabilities/expenses.....................      (4,689)     (7,984)
     Net operating losses.............................      (3,001)     (1,965)
     Other assets.....................................      (2,074)     (2,394)
     Tax credits......................................          (4)     (2,511)
     Other............................................        (174)       (764)
                                                        ----------  ----------
          Total deferred income tax assets............     (10,070)    (16,450)
Less -- Valuation allowance...........................           5         904
                                                        ----------  ----------
          Net deferred income tax (assets)
             liabilities..............................  $   (3,458) $   11,896
                                                        ==========  ==========

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                              YEAR ENDED DECEMBER 31
                                          -------------------------------
                                            1994       1995       1996
                                          ---------  ---------  ---------
Tax at federal statutory rate...........  $     461  $   1,435  $   7,699
     Add (deduct) --
          State income taxes, net of
             federal benefit............         64        119        933
          Nondeductible expenses........        124        155        383
          Tax-exempt income.............         (9)        (3)    --
          Other.........................         27        (16)        67
                                          ---------  ---------  ---------
                                          $     667  $   1,690  $   9,082
                                          =========  =========  =========

     For purposes of the consolidated federal tax return, the Company has net operating loss carryforwards available to offset taxable income of the Company in the future. The net operating loss carryforwards will expire at various dates from 1997 to 2010. The Company also has tax credit carryforwards which have been partially offset by a valuation allowance. Certain tax credit carryforwards will expire at various periods from 1996 through 2002. In connection with the acquisition of the Pooled Companies, ownership changes occurred resulting in various limitations on certain tax attributes of the Pooled Companies. However, the Company expects full utilization of these tax attributes prior to their expiration.

10.  COMMITMENTS AND CONTINGENCIES:

  PURCHASE COMMITMENTS

     As of December 31, 1996, the Company has entered into commitments to purchase 108 motorcoaches for approximately $32,636,000. The Company intends to sell or trade-in a number of older motorcoaches and finance the balance of the new motorcoaches under the revolving and other outside credit facilities.

  LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rental expense for the years ended December 31, 1994, 1995 and 1996 was $1,416,000, $1,437,000, and $3,094,000, respectively. Concurrent with the acquisitions of certain Founding and Purchased Companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from May 1996 through October 2030 and provide for certain escalations in the rent expense each year. Included in the 1996 rent expenses above is approximately $467,000 of rent paid to these related parties. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1997...............................  $   2,677
     1998...............................      1,976
     1999...............................      1,765
     2000...............................      1,650
     2001...............................      1,319
     Thereafter.........................     15,972
                                          ---------
                                          $  25,359
                                          =========

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided accruals for certain of these actions in the accompanying consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

  REGULATORY MATTERS

     The Surface Transportation Board ("STB") must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. On November 7, 1996, the STB granted the Company's petition for exemption in connection with the Pooled Companies acquired in August 1996 and the Purchased Companies. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the December acquisitions or future acquisitions.

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The primary risks in the Company's operations are bodily injury and property damage to third parties and workers' compensation. The Company has commercial liability insurance policies that provide coverage by the insurance company, subject to deductibles ranging from $5,000 to $250,000. The Company is consolidating its insurance program under a program which provides for deductibles ranging from $100,000 to $250,000. As such, any claim within the deductible per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through December 31, 1996. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     The Company maintains certain 401(k) plans which allow eligible employees to defer a portion of their income through contributions to the plans. No contributions were required or made to these plans during 1994. The Company contributed $21,000 and $182,000 to its plans during the year ended December 31, 1995 and 1996, respectively.

  COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements will expire at various times through 2000.

  COMMITMENTS

     The Company has entered into agreements with Exel Motorcoach Partnership ("Exel") whereby Exel will provide introductions to other motorcoach businesses and provide other consulting services for a term of three years. The consideration to be paid to Exel will be approximately $100,000 per year. In addition, Exel will be paid a commission on any acquisition completed by the Company with motorcoach businesses introduced to it by Exel, based on a formula ranging from 5% of the first $1,000,000 of consideration paid for the acquired business, and decreasing to a level of 1% of the consideration in excess of $4,000,000 paid

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for such business. A director of the Company is a principal of Exel. In connection with several acquisitions, the Company paid Exel commissions of $503,600 in 1996, based on the formula outlined above.

11.  EMPLOYEE STOCK OPTION PLAN

     The Company's 1996 Long-Term Incentive Plan provides for the granting of options to key employees to purchase an aggregate of not more than the greater of 1,500,000 shares or 15% of the total number of shares of the Company's Common Stock outstanding at the time of grant at fair market value on the date of grant. One-fifth of granted options generally become exercisable after one year, and continue to become exercisable in one-fifth increments each year thereafter. The options expire after ten years from the date of grant if unexercised. Outstanding options may be canceled and reissued under terms specified in the plan.

     The following table summarizes activity under the Company's stock option plans:

                                             1996
                                          -----------
Options outstanding, beginning of
  year..................................      --
     Granted (exercise price per share)
       1996 ($14.00 to $27.25)..........    1,807,017
     Forfeited (exercise price per
       share) 1996 ($14.00 to $23.75)...      (15,500)
                                          -----------
Options outstanding, end of year........    1,791,517
                                          ===========

     The Company accounts for its stock-based compensation under Accounting Principles Board Statement No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of income if no intrinsic value of the option exists at the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of income. Adoption of the standard is required for fiscal years beginning after December 15, 1995. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. While the Company did not adopt SFAS No. 123 for accounting purposes, it has implemented the disclosure requirements below which include annual pro forma disclosures of its effects on options granted since the initial grant in May 1996. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands except per share data):

                                                               1996
                                                             ---------
Net Earnings       As reported.............................  $  12,915
                   Pro forma...............................  $  11,398
Earnings Per Share As reported.............................  $    1.14
                   Pro forma...............................  $    1.03

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Expected dividend yield....................................0.00%

        Expected stock price volatility..................34.59% - 34.78%

        Risk free interest rate............................6.43% - 6.96%

        Expected life of options................................10 years

                       COACH USA, INC. AND SUBSIDIARIES:
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Options outstanding at December 31, 1996, had exercise prices ranging from $14.00 to $27.25, a weighted average remaining contractual life of 9.5 years, a weighted average fair value of $14.29 per option and a weighted average exercise price of $17.71 per option.

12.  EXTRAORDINARY ITEMS

     In connection with the merger of a Pooled Company with Coach USA in August 1996, obligations due to stockholders of $17.2 million were retired in exchange for shares of Coach USA Common Stock. The transactions resulted in an extraordinary gain on early extinguishment of debt of approximately $4.2 million, net of taxes, representing the excess of the recorded value of the obligations exchanged over the market value of the Coach USA Common Stock. This gain was partially offset by extraordinary losses of approximately $1.5 million, net of taxes, resulting from early extinguishment of debt at certain other companies.

13.  SUBSEQUENT EVENTS:

     On February 28, 1997, the Company acquired three additional businesses. The acquisition of one of these businesses was accounted for as a pooling-of-interests, for which the Company issued 578,033 shares of its Common Stock. The following table summarizes the consolidated revenues and net income of the Company after giving effect to this transaction (in thousands, except per share data).

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                               1994                  1995                  1996
                                        ------------------    ------------------    -------------------
                                                     NET                   NET                    NET
                                        REVENUES    INCOME    REVENUES    INCOME    REVENUES    INCOME
                                        --------    ------    --------    ------    --------    -------
As presently reported                   $ 68,421    $  649    $ 83,925    $2,411    $185,728    $12,915
Subsequent Pooling...................     19,639       694      19,478       541      20,110        625
                                        --------    ------    --------    ------    --------    -------
After Subsequent Pooling.............   $ 88,060    $1,343    $103,403    $2,952    $205,838    $13,540
                                        ========    ======    ========    ======    ========    =======
Net income per share --
  After Subsequent Pooling...........               $  .35                $  .76                $  1.14
                                                    ======                ======                =======

     The remaining two companies were accounted for as purchases. The aggregate consideration to be paid in these transactions was $34.3 million in cash and $18.3 million of convertible subordinated notes convertible into 484,239 shares of the Company's Common Stock.

     In addition, subsequent to year end, the Company has entered into agreements to acquire three additional businesses which are subject to approval of various governmental regulatory bodies. Total consideration to be paid is estimated at $3.3 million (unaudited) in cash and approximately 392,000 shares (unaudited) of the Company's Common Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Suburban Transit Corp.

     We have audited the accompanying combined balance sheets of Suburban Transit Corp. (a New Jersey corporation) and related companies as of December 31, 1994 and 1995, and May 31, 1996, and the related combined statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and for the five months ended May 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Suburban Transit Corp. and related companies as of December 31, 1994 and 1995, and May 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, and for the five months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 2, 1996

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                            COMBINED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                            DECEMBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $   2,226  $   1,861  $     286
     Accounts receivable, less
        allowance of $50.............      1,372        952      1,298
     Notes receivable from
        stockholders.................        655        652     --
     Inventories.....................        720        796        639
     Investments -- restricted.......        362        365        110
     Prepaid expenses and other
        current assets...............        919        577        442
                                       ---------  ---------  ---------
           Total current assets......      6,254      5,203      2,775
PROPERTY AND EQUIPMENT, net..........      8,759     10,826     12,550
OTHER ASSETS.........................         83         62         53
                                       ---------  ---------  ---------
           Total assets..............  $  15,096  $  16,091  $  15,378
                                       =========  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $     914  $   1,217  $  --
     Accounts payable and accrued
        liabilities..................      4,354      4,067      3,547
                                       ---------  ---------  ---------
           Total current
           liabilities...............      5,268      5,284      3,547
LONG-TERM OBLIGATIONS, net of current
  maturities.........................      2,944      3,850     --
DUE TO PARENT........................     --         --          5,365
DEFERRED INCOME TAXES................      2,084      2,055      2,046
                                       ---------  ---------  ---------
           Total liabilities.........     10,296     11,189     10,958
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 13,250
        shares authorized,
        549 shares issued............         73         73         73
     Retained earnings...............      4,727      4,829      4,347
                                       ---------  ---------  ---------
           Total stockholders'
             equity..................      4,800      4,902      4,420
                                       ---------  ---------  ---------
           Total liabilities and
             stockholders' equity....  $  15,096  $  16,091  $  15,378
                                       =========  =========  =========

    The accompanying notes are an integral part of these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                         COMBINED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                          SIX MONTHS      FIVE MONTHS
                                           YEAR ENDED DECEMBER 31            ENDED           ENDED
                                       -------------------------------      JUNE 30         MAY 31
                                         1993       1994       1995          1995            1996
                                       ---------  ---------  ---------    -----------     -----------
                                                                          (UNAUDITED)
REVENUES.............................  $  32,274  $  30,427  $  29,752      $13,742         $11,520
OPERATING EXPENSES...................     28,903     27,526     25,322       12,038          10,648
                                       ---------  ---------  ---------    -----------     -----------
           Gross profit..............      3,371      2,901      4,430        1,704             872
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      2,417      2,283      2,563        1,333           1,052
                                       ---------  ---------  ---------    -----------     -----------
           Operating income (loss)...        954        618      1,867          371            (180)
OTHER (INCOME) EXPENSE:
     Interest expense................        227        282        432          205             197
     Interest income.................        (33)       (39)      (114)         (57)            (39)
     Other, net......................        (19)       (96)      (105)      --              --
                                       ---------  ---------  ---------    -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES....        779        471      1,654          223            (338)
PROVISION FOR INCOME TAXES...........        259        128        423           47          --
                                       ---------  ---------  ---------    -----------     -----------
NET INCOME (LOSS)....................  $     520  $     343  $   1,231      $   176         $  (338)
                                       =========  =========  =========    ===========     ===========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $     520  $     343  $   1,231      $   176            (338)
Pro forma compensation differential..        569        597        902          336             140
     Less: Pro forma provision for
        income taxes.................        294        282        621          182             (83)
                                       ---------  ---------  ---------    -----------     -----------
PRO FORMA NET INCOME (LOSS)..........  $     795  $     658  $   1,512      $   330         $  (115)
                                       =========  =========  =========    ===========     ===========

    The accompanying notes are an integral part of these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK                      TOTAL
                                        ----------------    RETAINED    STOCKHOLDERS'
                                        SHARES    AMOUNT    EARNINGS       EQUITY
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1992.........     549      $ 73     $  4,624       $ 4,697
     Dividends paid..................    --        --           (455)         (455)
     Net income......................    --        --            520           520
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1993.........     549        73        4,689         4,762
     Dividends paid..................    --        --           (305)         (305)
     Net income......................    --        --            343           343
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1994.........     549        73        4,727         4,800
     Dividends paid..................    --        --         (1,129)       (1,129)
     Net income......................    --        --          1,231         1,231
                                        ------    ------    --------    -------------
BALANCE AT DECEMBER 31, 1995.........     549        73        4,829         4,902
     Dividends paid..................    --        --            (81)          (81)
     Distribution to Stockholders....    --        --            (63)          (63)
     Net loss........................    --        --           (338)         (338)
                                        ------    ------    --------    -------------
BALANCE AT MAY 31, 1996..............     549      $ 73     $  4,347       $ 4,420
                                        ======    ======    ========    =============

    The accompanying notes are an integral part of these combined financial statements.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                         SIX MONTHS    FIVE MONTHS
                                           YEAR ENDED DECEMBER 31          ENDED          ENDED
                                       -------------------------------    JUNE 30        MAY 31
                                         1993       1994       1995         1995          1996
                                       ---------  ---------  ---------  ------------   -----------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $     520  $     343  $   1,231    $    176       $  (338)
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities --
           Depreciation..............        848        893        878         395           396
           Gain on sale of assets....     --            (96)      (105)     --            --
           Deferred tax provision....        157     --            303          81        --
           Changes in operating
             assets and
             liabilities --
             Accounts receivable,
             net.....................        (13)      (387)       420         312          (346)
             Inventories.............        (75)       (77)       (76)        (60)          157
             Prepaid expenses and
                other current
                assets...............       (410)       301         36         150           135
             Accounts payable and
                accrued
                liabilities..........        354        349       (291)        840          (520)
             Other...................         21         20          2          17           652
                                       ---------  ---------  ---------  ------------   -----------
                   Net cash provided
                      by operating
                      activities.....      1,402      1,346      2,398       1,911           136
                                       ---------  ---------  ---------  ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
        equipment....................     (1,074)    (1,748)    (3,199)     (2,646)       (2,183)
     Proceeds from sales of property
        and equipment................     --            875        359          (1)       --
     Sales (Purchases) of
        investments -- restricted....     --           (252)        (3)     --               255
                                       ---------  ---------  ---------  ------------   -----------
                   Net cash used in
                      investing
                      activities.....     (1,074)    (1,125)    (2,843)     (2,647)       (1,928)
                                       ---------  ---------  ---------  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..................     (1,196)    (1,819)    (3,037)     (2,897)       (6,719)
     Proceeds from issuance of
        long-term obligations........      1,390      1,670      4,246       3,858         1,652
     Advances from Parent............     --         --         --          --             5,365
     Dividends paid..................       (455)      (305)    (1,129)     --               (81)
                                       ---------  ---------  ---------  ------------   -----------
                   Net cash provided
                      by (used in)
                      financing
                      activities.....       (261)      (454)        80         961           217
                                       ---------  ---------  ---------  ------------   -----------
NET INCREASE (DECREASE) IN CASH......         67       (233)      (365)        225        (1,575)
CASH AND CASH EQUIVALENTS,
  beginning of year..................      2,392      2,459      2,226       2,226         1,861
                                       ---------  ---------  ---------  ------------   -----------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $   2,459  $   2,226  $   1,861    $  2,451       $   286
                                       =========  =========  =========  ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $     201  $     307  $     232    $    131       $   154
     Cash paid for income taxes......         58        160        114          27           153

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

     The Company merged with a subsidiary of Coach USA, Inc. (Coach USA) (the Merger) in May, 1996. All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA. In connection with the Merger, the Company dividended certain assets to the stockholders consisting of land and buildings, with a total carrying value of approximately $63,000 (unaudited). The Company's financial position and results of operations are consolidated with Coach USA effective June 1, 1996 for financial reporting purposes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The combined financial statements include the accounts and results of operations of Suburban Transit Corp. and affiliated companies which are under common control and management of three related stockholders. All significant intercompany transactions and balances have been eliminated.

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the six months ended June 30, 1995 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods ended June 30, 1995 and May 31, 1996, are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     Included in investments at December 31, 1994 and 1995, are certificates of deposit of $250,000 which are used as collateral for loans, and cash deposits as of December 31, 1994 and 1995, and May 31, 1996, of $112,000, $115,000 and
$110,000, respectively, which are restricted as to withdrawal related to the Company's accrued insurance claims payable.

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

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                       ESTIMATED         DECEMBER 31
                                      USEFUL LIVES   --------------------   MAY 31
                                        (YEARS)        1994       1995       1996
                                     --------------  ---------  ---------  ---------
                                                             (IN THOUSANDS)
Transportation equipment.............      5-12      $  15,683  $  17,354  $  19,470
Other................................      5-10          1,007      1,061        926
                                                     ---------  ---------  ---------
                                                        16,690     18,415     20,396
Less -- Accumulated depreciation.....                   (7,931)    (7,589)    (7,846)
                                                     ---------  ---------  ---------
                                                     $   8,759  $  10,826  $  12,550
                                                     =========  =========  =========

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                             DECEMBER 31
                                         --------------------       MAY 31
                                         1994          1995          1995
                                       ---------     ---------     ---------
                                                   (IN THOUSANDS)
Notes payable to a bank..............  $   3,858     $   5,067     $  --
                                       ---------     ---------     ---------
                                           3,858         5,067        --
Less -- Current maturities...........       (914)    (1,217)       --
                                       ---------     ---------     ---------
                                       $   2,944     $   3,850     $  --
                                       =========     =========     =========

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  DUE TO PARENT

     During May 1996, the Company borrowed $5,365,000 from Coach USA at an annual interest rate of 10 percent in order to repay long-term obligations and for other financing activities. These borrowings are considered long-term as Coach USA does not intend to call the outstanding balance owed by the Company during the next twelve months.

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

     The provision for taxes on income consists of the following:

                                           YEAR ENDED DECEMBER 31           FIVE MONTHS
                                       -------------------------------     ENDED MAY 31,
                                         1993       1994       1995            1996
                                       ---------  ---------  ---------     -------------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $      84  $     118  $     103         $  --
     State...........................         18         10         17            --
                                       ---------  ---------  ---------     -------------
                                             102        128        120            --
                                       ---------  ---------  ---------     -------------
Deferred --
     Federal.........................         25        (33)       172            --
     State...........................        132         33        131            --
                                       ---------  ---------  ---------     -------------
                                             157     --            303            --
                                       ---------  ---------  ---------     -------------
                                       $     259  $     128  $     423         $  --
                                       =========  =========  =========     =============

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

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred income tax liabilities and assets are as follows:

                                           DECEMBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $   2,084  $   2,055  $   2,065
     Other...........................         95        124         56
                                       ---------  ---------  ---------
           Total deferred income tax
             liabilities.............      2,179      2,179      2,121
                                       ---------  ---------  ---------
Deferred income tax assets --
     Accrued expenses................       (605)      (318)      (153)
     General business credits........       (859)      (859)      (859)
     Other...........................        (54)       (38)      (145)
                                       ---------  ---------  ---------
           Gross deferred income tax
             assets..................     (1,518)    (1,215)    (1,157)
           Less valuation
             allowance...............        859        859        859
                                       ---------  ---------  ---------
           Net deferred income tax
             assets..................       (659)      (356)      (298)
                                       ---------  ---------  ---------
                                       $   1,520  $   1,823  $   1,823
                                       =========  =========  =========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                        YEAR ENDED DECEMBER 31
                                    -------------------------------    MAY 31
                                      1993       1994       1995        1996
                                    ---------  ---------  ---------    -------
                                                  (IN THOUSANDS)
Tax at statutory rate.............. $     273  $     165  $     579     $(118)
     Add (deduct) --
           State income taxes......        98         28         96         1
           Effect of S Corporation
             income................      (108)       (39)      (252)      (82)
           Other, net..............        (4)       (26)    --           199
                                    ---------  ---------  ---------    -------
                                    $     259  $     128  $     423     $--
                                    =========  =========  =========    =======

     For financial reporting purposes, the Company has general business credit carryforwards which have been fully offset by a valuation allowance. The general business credit carryforwards will expire at various periods from 1996 through 2000.

6.  COMMITMENTS AND CONTINGENCIES:

  SERVICE CONTRACTS

     The Company provides shuttle and charter operations for a university. The contract is renewable by mutual agreement of the parties every three years. The contract was renewed effective July 1, 1996. Revenues from the shuttle and charter operations totaled approximately $3,000,000, $3,400,000, $3,500,000, and $1,757,000 and for the years ended December 31, 1993, 1994 and 1995, and for the five months ended May 31, 1996, respectively.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended December 31, 1993, 1994 and 1995 and five months ended May 31, 1996, was $830,000, $1,076,000, $856,000 and $376,000,
respectively. Included in these amounts are rent expenses for the five months ended May 31, 1996 of $142,500 for operating facilities owned by a stockholder. The term of the leases is through 2030 and provides for a 10% escalation in rent expense every five years. The Company is responsible for all real estate taxes, insurance and maintenance. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1996............................  $     221
     1997............................        363
     1998............................        352
     1999............................        376
     2000............................        376
     Thereafter......................     15,142
                                       ---------
                                       $  16,830
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

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company, subject to a $100,000 deductible. As such, any claim within the first $100,000 per incident would be the financial obligation of the Company. The Company is contingently liable for a letter of credit of $110,000 issued in connection with the Company's insurance policies.

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through May 31, 1996. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     The Company maintains various 401(k) plans which allow eligible employees to defer a portion of their income through contributions to the plans. Company contributions to the plans were $134,000, $126,000, $120,000 and $50,000 in
1993, 1994, 1995 and in the five months ended May 31, 1996, respectively.

  COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to collective bargaining agreements with certain of its employees. These agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire in 1998.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------      MAY 31
                                         1994       1995          1996
                                       ---------  ---------      ------
                                                (IN THOUSANDS)
           Prepaid insurance.........  $     239  $     139       $--
           Deferred tax
           asset -- current..........        610        304        304
           Other.....................         70        134        138
                                       ---------  ---------      ------
                                       $     919  $     577       $442
                                       =========  =========      ======

  NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company had receivables from certain stockholders totaling $655,000 and $652,000 at December 31, 1994 and 1995, respectively. The loans are unsecured, noninterest-bearing and payable on demand. These loans were repaid during 1996.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           DECEMBER 31
                                       --------------------      MAY 31
                                         1994       1995          1996
                                       ---------  ---------      ------
                                                (IN THOUSANDS)
           Trade accounts payable....  $   1,203  $     922      $  725
           Accrued compensation and
           benefits..................        940        587         645
           Accrued insurance claims
           payable...................      1,069      1,314       1,153
           Other.....................      1,142      1,244       1,024
                                       ---------  ---------      ------
                                       $   4,354  $   4,067      $3,547
                                       =========  =========      ======

                  SUBURBAN TRANSIT CORP. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Grosvenor Bus Lines, Inc.:

     We have audited the accompanying consolidated balance sheets of Grosvenor Bus Lines, Inc. (a California corporation), and subsidiaries as of October 31, 1994 and 1995, and May 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995, and for the seven months ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grosvenor Bus Lines, Inc., and subsidiaries as of October 31, 1994 and 1995, and May 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, and for the seven months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 2, 1996

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                            OCTOBER 31
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------     -------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     261  $     401     $   706
     Accounts receivable, less
        allowance of $150............      2,055      2,367       1,654
     Notes receivable from
        stockholder..................        225        229         347
     Inventories.....................        422        474         458
     Investments -- restricted.......        506        759         765
     Prepaid expenses and other
        current assets...............      1,187      1,001       1,038
                                       ---------  ---------     -------
           Total current assets......      4,656      5,231       4,968
PROPERTY AND EQUIPMENT, net..........      8,282      7,668       7,531
OTHER ASSETS.........................        557        365         255
                                       ---------  ---------     -------
           Total assets..............  $  13,495  $  13,264     $12,754
                                       =========  =========     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $   1,140  $   1,358     $   983
     Accounts payable and accrued
        liabilities..................      2,355      2,260       1,913
     Note payable to stockholder.....        256         --          --
                                       ---------  ---------     -------
           Total current
           liabilities...............      3,751      3,618       2,896
LONG-TERM OBLIGATIONS, net of current
  maturities.........................      4,504      3,281       1,297
DUE TO PARENT........................         --         --       2,709
DEFERRED INCOME TAXES................      1,132      1,183       1,187
                                       ---------  ---------     -------
           Total liabilities.........      9,387      8,082       8,089
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 6,000,000
        shares authorized, 4,358,879
        shares issued................      6,529      6,529       6,529
     Retained deficit................     (2,421)    (1,347)     (1,864)
                                       ---------  ---------     -------
           Total stockholders'
             equity..................      4,108      5,182       4,665
                                       ---------  ---------     -------
           Total liabilities and
             stockholders' equity....  $  13,495  $  13,264     $12,754
                                       =========  =========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                       CONSOLIDATED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                         SEVEN MONTHS    SIX MONTHS     FIVE MONTHS
                                            YEAR ENDED OCTOBER 31           ENDED           ENDED          ENDED
                                       -------------------------------     MAY 31,        JUNE 30,        MAY 31,
                                         1993       1994       1995          1996           1995           1996
                                       ---------  ---------  ---------   ------------    -----------    -----------
                                                                                         (UNAUDITED)    (UNAUDITED)
REVENUES.............................  $  22,122  $  24,487  $  29,235     $ 14,658        $12,811        $10,881
OPERATING EXPENSES...................     16,590     18,990     22,627       12,530         10,225          9,021
                                       ---------  ---------  ---------   ------------    -----------    -----------
           Gross profit..............      5,532      5,497      6,608        2,128          2,586          1,860
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      4,129      3,794      4,722        2,764          2,307          1,861
                                       ---------  ---------  ---------   ------------    -----------    -----------
           Operating income (loss)...      1,403      1,703      1,886         (636)           279             (1)
OTHER (INCOME) EXPENSE:
     Interest expense................        404        441        583          276            311            227
     Interest income.................        (43)       (39)       (24)         (22)            (9)           (17)
     Other, net......................       (133)       (79)      (129)         (79)        --             --
                                       ---------  ---------  ---------   ------------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES....      1,175      1,380      1,456         (811)           (23)          (211)
PROVISION (BENEFIT) FOR
  INCOME TAXES.......................        503        456        382         (294)           (26)           (55)
                                       ---------  ---------  ---------   ------------    -----------    -----------
NET INCOME (LOSS)....................  $     672  $     924  $   1,074     $   (517)       $     3        $  (156)
                                       =========  =========  =========   ============    ===========    ===========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $     672  $     924  $   1,074     $   (517)       $     3        $  (156)
     Pro forma compensation
        differential.................        107        119        373          277            178            176
     Less: Pro forma provision
        (benefit) for income taxes...         44        176        362          (25)            87             40
                                       ---------  ---------  ---------   ------------    -----------    -----------
PRO FORMA NET INCOME (LOSS)..........  $     735  $     867  $   1,085     $   (215)       $    94        $   (20)
                                       =========  =========  =========   ============    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK                         TOTAL
                                       --------------------    RETAINED     STOCKHOLDERS'
                                         SHARES      AMOUNT    EARNINGS        EQUITY
                                       -----------   ------    ---------    -------------
BALANCE AT OCTOBER 31, 1992..........    4,358,879   $6,529     $ (4,017)      $ 2,512
     Net income......................      --          --            672           672
                                       -----------   ------    ---------    -------------
BALANCE AT OCTOBER 31, 1993..........    4,358,879    6,529       (3,345)        3,184
     Net income......................      --          --            924           924
                                       -----------   ------    ---------    -------------
BALANCE AT OCTOBER 31, 1994..........    4,358,879    6,529       (2,421)        4,108
     Net income......................      --          --          1,074         1,074
                                       -----------   ------    ---------    -------------
BALANCE AT OCTOBER 31, 1995..........    4,358,879    6,529       (1,347)        5,182
     Net loss........................      --          --           (517)         (517)
                                       -----------   ------    ---------    -------------
BALANCE AT MAY 31, 1996..............    4,358,879   $6,529     $  1,864       $ 4,665
                                       ===========   ======    =========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        SEVEN MONTHS    SIX MONTHS    FIVE MONTHS
                                            YEAR ENDED OCTOBER 31          ENDED          ENDED          ENDED
                                       -------------------------------     MAY 31        JUNE 30        MAY 31
                                         1993       1994       1995         1996           1995          1996
                                       ---------  ---------  ---------  ------------   ------------   -----------
                                                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $     672  $     924  $   1,074    $   (517)      $      3       $  (156)
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities --
          Depreciation...............        833        806        878         525            434           373
          Gain on sale of assets.....         (3)       (65)       (80)         --             --            --
          Deferred tax provision
            (benefit)................        362        346        295        (247)            (8)          230
          Changes in operating assets
            and liabilities --
            Accounts receivable,
               net...................       (401)      (486)      (312)        595         (1,003)            7
            Inventories..............        (28)       123        (52)         16            (68)            7
            Prepaid expenses and
               other current
               assets................         90       (421)       225         (43)           565          (159)
            Accounts payable and
               accrued liabilities...       (151)       480       (351)        (53)           682           (39)
            Other....................         64         19        (95)         67            (38)         (239)
                                       ---------  ---------  ---------  ------------   ------------   -----------
                 Net cash provided by
                    operating
                    activities.......      1,438      1,726      1,582         343            567            24
                                       ---------  ---------  ---------  ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
       equipment.....................       (377)    (1,617)      (355)       (388)          (198)         (363)
     Proceeds from sales of property
       and equipment.................        --          87        171         --             --            --
     Purchases of
       investments -- restricted.....        --         --        (253)        --            (254)
     Proceeds from sales of
       investments -- restricted.....        --          69        --          --             --            --
                                       ---------  ---------  ---------  ------------   ------------   -----------
                 Net cash used in
                    investing
                    activities.......       (377)    (1,461)      (437)       (388)          (452)         (363)
                                       ---------  ---------  ---------  ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
       obligations...................     (1,310)    (1,131)    (3,812)     (3,059)        (2,978)       (2,487)
     Proceeds from issuance of
       long-term
       obligations...................        137        862      2,807         700          2,807           700
     Advances from parent............     --         --         --           2,709         --             2,709
                                       ---------  ---------  ---------  ------------   ------------   -----------
                 Net cash provided by
                    (used in)
                    financing
                    activities.......     (1,173)      (269)    (1,005)        350           (171)          922
                                       ---------  ---------  ---------  ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH......       (112)        (4)       140         305            (56)          583
CASH AND CASH EQUIVALENTS, beginning
  of year............................        377        265        261         401            115           123
                                       ---------  ---------  ---------  ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $     265  $     261  $     401    $    706       $     59       $   706
                                       =========  =========  =========  ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
     Cash paid for interest..........  $     379  $     413  $     524    $    296       $    296       $   283
     Cash paid for income taxes......        142        124         71          51             25            51

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

     The Company merged with a subsidiary of Coach USA, Inc. (Coach USA) (the Merger) in May, 1996. All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA. The Company's financial position and results of operations are consolidated with Coach USA effective June 1, 1996 for financial reporting purposes.

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

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the six months ended June 30, 1995 and the five months ended May 31, 1996 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods ended June 30, 1995 and May 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     Included in investments at December 31, 1994 and 1995, and at May 31, 1996, are certificates of deposit of $506,000 and $759,000, and $756,000 which are used as collateral for letters of credit.

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

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                 ESTIMATED         DECEMBER 31
                                                USEFUL LIVES   --------------------     MAY 31
                                                  (YEARS)        1994       1995         1996
                                                ------------   ---------  ---------     -------
                                                                        (IN THOUSANDS)
Transportation equipment.....................       5-12       $  10,003  $   9,940     $ 9,975
Other........................................       5-10           3,094      3,193       3,179
                                                               ---------  ---------     -------
                                                                  13,097     13,133      13,154
Less -- Accumulated depreciation.............                     (4,815)    (5,465)     (5,623)
                                                               ---------  ---------     -------
                                                               $   8,282  $   7,668     $ 7,531
                                                               =========  =========     =======

     Included in transportation equipment at October 31, 1994 and 1995, and May 31, 1996 are approximately $1,151,000, $1,180,000, and $1,032,000, respectively, of assets held under capital leases.

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                            OCTOBER 31
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------     ------
                                               (IN THOUSANDS)
Obligations under capital leases of
  certain transportation equipment,
  and computer equipment, implicit
  interest rates ranging from 6% to
  10%, due in monthly installments of
  $61,372, maturing at various dates
  through 1998.......................  $   1,058  $     790     $1,375
Note payable to a bank, interest at
  prime plus 1.8%, maturing April
  1996; secured by transportation
  equipment and personal guarantees
  of the stockholders................         --        300       --
Notes payable to an affiliate,
  interest at prime plus 1%, interest
  payable monthly, principal due
  October 2000.......................      1,552        300        300
Other................................      3,034      3,249        605
                                       ---------  ---------     ------
                                           5,644      4,639      2,280
Less -- Current maturities...........     (1,140)    (1,358)      (983)
                                       ---------  ---------     ------
                                       $   4,504  $   3,281     $1,297
                                       =========  =========     ======

     At May 31, 1996, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows:

                                        LONG-TERM      CAPITAL LEASE
                                          DEBT          OBLIGATIONS
                                        ---------      -------------
                                               (IN THOUSANDS)
  Year ending October 31 --
        1996.........................     $ 300           $   452
        1997.........................        --               720
        1998.........................        --               330
        1999.........................       605                88
        2000.........................        --                50
        Thereafter...................        --                25
                                        ---------      -------------
                                          $ 905             1,665
                                        =========
  Less -- Amounts representing
     interest........................                        (290)
                                                       -------------
                                                          $ 1,375
                                                       =============

     Management estimates that the fair value of its debt obligations approximates the historical value of $905,000 at May 31, 1996.

  DUE TO PARENT

     During May 1996, the Company borrowed $2,709,000 from Coach USA in order to repay long-term obligations and for other financing activities. These borrowings are considered long-term as Coach USA does not intend to call the outstanding balance owed by the Company during the next twelve months.

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

     The provision for taxes on income consists of the following:

                                            YEAR ENDED OCTOBER 31          SEVEN MONTHS
                                       -------------------------------        ENDED
                                         1993       1994       1995        MAY 31, 1996
                                       ---------  ---------  ---------     ------------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $      20  $      13  $      15        $--
     State...........................        121         97         72        --
                                       ---------  ---------  ---------     ------------
                                             141        110         87        --
                                       ---------  ---------  ---------     ------------
Deferred --
     Federal.........................        368        338        291          (247)
     State...........................         (6)         8          4           (47)
                                       ---------  ---------  ---------     ------------
                                             362        346        295          (294)
                                       ---------  ---------  ---------     ------------
                                       $     503  $     456  $     382        $ (294)
                                       =========  =========  =========     ============

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

     The components of deferred income tax liabilities and assets are as follows:

                                            OCTOBER 31
                                       --------------------    MAY 31,
                                         1994       1995        1996
                                       ---------  ---------    -------
                                          (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $   1,132  $   1,183    $1,187
                                       ---------  ---------    -------
           Total deferred income tax
             liabilities.............      1,132      1,183     1,187
                                       ---------  ---------    -------
Deferred income tax assets --
     Accrued expenses................        (74)      (179)     (197)
     General business credits........        (51)       (45)      (45)
     Net operating losses............       (672)      (338)     (620)
     Other...........................       (109)       (94)      (92)
                                       ---------  ---------    -------
           Gross deferred income tax
             assets..................       (906)      (656)     (954)
           Less valuation
             allowance...............         51         45        45
                                       ---------  ---------    -------
           Net deferred income tax
             assets..................       (855)      (611)      909
                                       ---------  ---------    -------
                                       $     277  $     572    $  278
                                       =========  =========    =======

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                            YEAR ENDED OCTOBER 31         SEVEN MONTHS
                                       -------------------------------    ENDED MAY 31,
                                         1993       1994       1995           1996
                                       ---------  ---------  ---------    -------------
                                               (IN THOUSANDS)

Tax at statutory rate................  $     411  $     483  $     510        $(284)
     Add (deduct) --
           State income taxes........         74         69         58          (47)
           Nondeductible expenses....         18         13         13           10
           Effect of nontaxable
             income from personal
             assets (transportation
             equipment) of
             stockholder.............         --       (109)      (199)          27
                                       ---------  ---------  ---------    -------------
                                       $     503  $     456  $     382        $(294)
                                       =========  =========  =========    =============

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

6.  COMMITMENTS AND CONTINGENCIES:

  SERVICE CONTRACTS

     The Company has entered into three long-term service contracts with governmental entities to provide transit and commuter service throughout northern California. The contracts expire at various dates through June 1998. Under the terms of the contracts, the Company recognized revenues of $8,735,000, $10,085,000, $12,325,000 and $7,320,880 for the years ended October 31, 1993,
1994 and 1995, and for seven months ended May 31, 1996, respectively.

  LETTERS OF CREDIT

     The Company is contingently liable for letters of credit totaling $1,150,000 issued in connection with the Company's long-term service contracts and insurance policies. These letters of credit require commitment fees ranging from one to two percent paid on an annual basis and are secured by certificates of deposit and a guarantee by a stockholder.

  LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended October 31, 1993, 1994 and 1995 and for the seven months ended May 31, 1996, was

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
$862,000, $868,000, $1,019,000 and $566,000, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending October 31 --
     1996............................  $     337
     1997............................        686
     1998............................        616
     1999............................        565
     2000............................        531
     Thereafter......................        989
                                       ---------
                                       $   3,724
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

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company had a commercial motorcoach liability insurance policy that provided coverage by the insurance company, subject to a $100,000 deductible. As such, any claim within the first $100,000 per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through May 31, 1996. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) plan which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, employees may contribute up to a maximum of four percent of employee compensation, and the Company matches 50 percent of amounts contributed by employees. Company contributions to the plan were $23,000, $26,000 and $27,000 and $18,000 in 1993, 1994, and 1995, and for the seven months ended May 31, 1996, respectively.

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

                   GROSVENOR BUS LINES, INC. AND SUBSIDIARIES
                   (OPERATING AS GRAY LINE OF SAN FRANCISCO)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                            OCTOBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Prepaid insurance....................  $     196  $     216  $  --
Deferred tax asset -- current........        476        515        668
Other................................        515        270        370
                                       ---------  ---------  ---------
                                       $   1,187  $   1,001  $   1,038
                                       =========  =========  =========

  NOTES RECEIVABLE FROM STOCKHOLDER

     The Company had receivables from certain stockholders totaling $225,000 and $229,000 and $290,000 at December 31, 1994 and 1995, and May 31, 1996,
respectively. The loans are unsecured, noninterest-bearing and payable on demand.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                            OCTOBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Trade accounts payable...............  $   1,175  $     828  $     705
Accrued compensation and benefits....        680        769        518
Accrued insurance claims payable.....        136        170        170
Other................................        364        493        520
                                       ---------  ---------  ---------
                                       $   2,355  $   2,260  $   1,913
                                       =========  =========  =========

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Leisure Time Tours:

     We have audited the accompanying balance sheets of Leisure Time Tours (a New Jersey corporation) as of December 31, 1994 and 1995 and May 31, 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and for the five months ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leisure Time Tours as of December 31, 1994 and 1995 and May 31, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 and for the five months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 2, 1996

                               LEISURE TIME TOURS
                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                           DECEMBER 31
                                       --------------------      MAY 31
                                         1994       1995          1996
                                       ---------  ---------    -----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $   2,222  $   1,315      $   368
     Accounts receivable, less
        allowance of $62, $37 and
        $37..........................        462        579          652
     Inventories.....................        237        234          234
     Investments, including
        restricted of $300 and
        $300.........................        606        885          544
     Prepaid expenses and other
        current assets...............        973      1,055          877
                                       ---------  ---------    -----------
           Total current assets......      4,500      4,068        2,675
PROPERTY AND EQUIPMENT, net..........     11,182     13,479       14,451
OTHER ASSETS.........................         42         90           54
                                       ---------  ---------    -----------
           Total assets..............  $  15,724  $  17,637      $17,180
                                       =========  =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $   1,009  $   1,334      $    40
     Accounts payable and accrued
        liabilities..................      5,095      5,271        6,103
                                       ---------  ---------    -----------
           Total current
           liabilities...............      6,104      6,605        6,143
LONG-TERM OBLIGATIONS, net of current
  maturities.........................      2,289      2,999           42
DUE TO PARENT........................     --         --            8,637
DEFERRED INCOME TAXES................        554        558          570
                                       ---------  ---------    -----------
           Total liabilities.........      8,947     10,162       15,392
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $100 par, 100
        shares authorized, 16 2/3
        shares issued................          2          2            2
     Retained earnings...............      6,775      7,473        1,786
                                       ---------  ---------    -----------
           Total stockholders'
             equity..................      6,777      7,475        1,788
                                       ---------  ---------    -----------
           Total liabilities and
             stockholders' equity....  $  15,724  $  17,637      $17,180
                                       =========  =========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                        SIX MONTHS    FIVE MONTHS
                                           YEAR ENDED DECEMBER 31          ENDED         ENDED
                                       -------------------------------    JUNE 30       MAY 31
                                         1993       1994       1995        1995          1996
                                       ---------  ---------  ---------  -----------   -----------
                                                                        (UNAUDITED)
REVENUES.............................  $  17,534  $  17,694  $  18,992    $ 8,949       $ 8,220
OPERATING EXPENSES...................     15,497     14,139     14,577      7,191         6,419
                                       ---------  ---------  ---------  -----------   -----------
           Gross profit..............      2,037      3,555      4,415      1,758         1,801
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      2,128      1,934      1,895        893           828
                                       ---------  ---------  ---------  -----------   -----------
           Operating income (loss)...        (91)     1,621      2,520        865           973
OTHER (INCOME) EXPENSE:
     Interest expense................        380        317        339        154           208
     Interest income.................        (41)       (71)      (104)       (40)          (26)
     Other, net......................        (26)       (62)      (103)    --            --
                                       ---------  ---------  ---------  -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES....       (404)     1,437      2,388        751           791
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................        (32)       139        225         71            66
                                       ---------  ---------  ---------  -----------   -----------
NET INCOME (LOSS)....................  $    (372) $   1,298  $   2,163    $   680       $   725
                                       =========  =========  =========  ===========   ===========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $    (372) $   1,298  $   2,163    $   680       $   725
     Pro forma compensation
        differential.................        203        211        309        100            60
     Less: Pro forma provision
        (benefit) for income taxes...        (42)       546        895        295           291
                                       ---------  ---------  ---------  -----------   -----------
PRO FORMA NET INCOME (LOSS)..........  $    (127) $     963  $   1,577    $   485       $   494
                                       =========  =========  =========  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK                       TOTAL
                                        ----------------    RETAINED     STOCKHOLDERS'
                                        SHARES    AMOUNT    EARNINGS        EQUITY
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1992.........   16 2/3     $  2      $  6,270       $ 6,272
     Dividends paid..................    --        --            (246)         (246)
     Net loss........................    --        --            (372)         (372)
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1993.........   16 2/3        2         5,652         5,654
     Dividends paid..................    --        --            (175)         (175)
     Net income......................    --        --           1,298         1,298
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1994.........   16 2/3        2         6,775         6,777
     Dividends paid..................    --        --          (1,465)       (1,465)
     Net income......................    --        --           2,163         2,163
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1995.........   16 2/3        2         7,473         7,475
                                        ------    ------    ---------    -------------
     Dividends paid..................    --        --          (4,391)       (4,391)
     Distribution to stockholders....    --        --          (2,021)       (2,021)
     Net income......................    --        --             725           725
                                        ------    ------    ---------    -------------
BALANCE AT MAY 31, 1996..............   16 2/3     $  2      $  1,786       $ 1,788
                                        ======    ======    =========    =============

   The accompanying notes are an integral part of these financial statements.

                               LEISURE TIME TOURS
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        SIX MONTHS    FIVE MONTHS
                                           YEAR ENDED DECEMBER 31          ENDED         ENDED
                                       -------------------------------    JUNE 30       MAY 31
                                         1993       1994       1995        1995          1996
                                       ---------  ---------  ---------  -----------   -----------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $    (372) $   1,298  $   2,163    $   680       $   725
     Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities --
           Depreciation..............      1,451      1,164      1,053        492           377
           (Gain) loss on sale of
             assets..................         60        (62)        44         46        --
           Net gain on sale of
             investments.............        (33)       (17)      (153)       (54)          (61)
           Deferred tax provision
             (benefit)...............        (49)       (56)        60        (17)          (67)
           Changes in operating
             assets and
             liabilities --
             Accounts receivable,
                net..................        186       (171)      (117)       (38)          (73)
             Inventories.............         61         99          3          9        --
             Investments.............       (124)      (132)      (126)      (234)       --
             Prepaid expenses and
                other current
                assets...............        (35)      (146)      (156)      (111)          178
             Accounts payable and
                accrued
                liabilities..........        376        643        194        147           832
             Other...................        (12)        74        (48)       (14)           15
                                       ---------  ---------  ---------  -----------   -----------
                   Net cash provided
                    by operating
                    activities.......      1,509      2,694      2,917        906         1,926
                                       ---------  ---------  ---------  -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
        equipment....................       (911)       (94)    (5,625)    (2,264)       (1,810)
     Proceeds from sales of property
        and equipment................        170         99      2,231      1,033           492
                                       ---------  ---------  ---------  -----------   -----------
                   Net cash provided
                      by (used in)
                      investing
                      activities.....       (741)         5     (3,394)    (1,231)       (1,318)
                                       ---------  ---------  ---------  -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
        obligations..................     (1,759)      (990)    (1,065)      (275)       (9,378)
     Proceeds from issuance of
        long-term obligations........        422        500      2,100        744         3,371
     Advances from parent............     --         --         --         --             8,843
     Dividends paid..................       (246)      (175)    (1,465)    (1,240)       (4,391)
                                       ---------  ---------  ---------  -----------   -----------
                   Net cash provided
                      by (used in)
                      financing
                      activities.....     (1,583)      (665)      (430)      (771)       (1,555)
                                       ---------  ---------  ---------  -----------   -----------
NET INCREASE (DECREASE) IN CASH......       (815)     2,034       (907)    (1,096)         (947)
CASH AND CASH EQUIVALENTS, beginning
  of year............................      1,003        188      2,222      2,222         1,315
                                       ---------  ---------  ---------  -----------   -----------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $     188  $   2,222  $   1,315    $ 1,126       $   368
                                       =========  =========  =========  ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $     372  $     310  $     318    $   136       $   192
     Cash paid for income taxes......        100          1        364        193            89

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

     The Company merged with a subsidiary of Coach USA, Inc. (Coach USA) (the Merger) in May, 1996. All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA. The Company's financial position and results of operations are consolidated with Coach USA effective June 1, 1996 for financial reporting purposes.

     In connection with the Merger, the Company dividended certain assets to the stockholders consisting of land, buildings and automobiles with a total carrying value of approximately $2,021,000. In addition, the Company made a cash distribution of $3,218,000 prior to the Merger which represents the Company's estimated S Corporation accumulated adjustment account.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the six months ended June 30, 1995 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim period ended May 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At December 31, 1994 and 1995, and May 31, 1996, investments have been categorized as trading securities, are stated at fair value, and are classified in the balance sheets as current assets. Investments at December 31, 1994 and 1995 and May 31, 1996 consist of marketable equity securities and certificates of deposit. The realized gains and losses on the sale of investments classified as trading securities are determined using the specific identification method. Unrealized losses on trading securities totaling $30,000, $600, $78,000 and $58,000 are included in net income for the years ended December 31, 1993, 1994 and 1995 and the five months ended May 31, 1996, respectively.

     Included in investments at December 31, 1994 and 1995 and May 31, 1996, are cash deposits of $300,000 which are restricted as to withdrawal related to the Company's accrued insurance claims payable.

                               LEISURE TIME TOURS
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                       ESTIMATED         DECEMBER 31
                                      USEFUL LIVES   --------------------   MAY 31
                                        (YEARS)        1994       1995       1996
                                     --------------  ---------  ---------  ---------
                                                             (IN THOUSANDS)

Transportation equipment.............       12       $  18,672  $  19,107  $  21,389
Other................................      3-25          3,214      3,221        411
                                                     ---------  ---------  ---------
                                                        21,886     22,328     21,800
Less -- Accumulated depreciation.....                  (10,704)    (8,849)    (7,349)
                                                     ---------  ---------  ---------
                                                     $  11,182  $  13,479  $  14,451
                                                     =========  =========  =========

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                           DECEMBER 31
                                       --------------------    MAY 31
                                         1994       1995        1996
                                       ---------  ---------    -------
                                               (IN THOUSANDS)
Notes payable to a bank..............  $   3,178  $   4,251     $--
Other................................        120         82        82
                                       ---------  ---------    -------
                                           3,298      4,333        82
Less -- Current maturities...........     (1,009)    (1,334)      (40)
                                       ---------  ---------    -------
                                       $   2,289  $   2,999     $  42
                                       =========  =========    =======

                               LEISURE TIME TOURS
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     At May 31, 1996, future principal payments of long-term obligations are as follows (in thousands):

Year ending December 31 --
        1996.........................  $      40
        1997.........................         42
        Thereafter...................     --
                                       ---------
                                       $      82
                                       =========

     Management estimates that the fair value of its debt obligations approximates the historical value of $82,000 at May 31, 1996.

  DUE TO PARENT

     During May 1996, the Company borrowed $8,843,000 from Coach USA at an annual interest rate of 10 percent in order to repay long-term obligations and for other financing activities. These borrowings are considered long-term as Coach USA does not intend to call the outstanding balance owed by the Company during the next twelve months.

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

     The provision for taxes on income consists of the following:

                                                                          FIVE MONTHS
                                           YEAR ENDED DECEMBER 31            ENDED
                                       -------------------------------      MAY 31
                                         1993       1994       1995          1996
                                       ---------  ---------  ---------    -----------
                                               (IN THOUSANDS)
State --
     Current.........................  $      17  $     195  $     165       $ 133
     Deferred........................        (49)       (56)        60         (67)
                                       ---------  ---------  ---------    -----------
                                       $     (32) $     139  $     225       $  66
                                       =========  =========  =========    ===========

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

                               LEISURE TIME TOURS
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred income tax liabilities and assets are as follows:

                                           DECEMBER 31
                                       --------------------    MAY 31
                                         1994       1995        1996
                                       ---------  ---------    -------
                                               (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $     554  $     558     $ 570
     Other...........................         24          6        65
                                       ---------  ---------    -------
           Total deferred income tax
             liabilities.............        578        564       635
                                       ---------  ---------    -------
Deferred income tax assets --
     Accrued expenses................       (331)      (257)     (398)
     Other...........................         (6)        (6)       (3)
                                       ---------  ---------    -------
           Total deferred income tax
             assets..................       (337)      (263)     (401)
                                       ---------  ---------    -------
                                       $     241  $     301     $ 234
                                       =========  =========    =======

6.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company leases facilities and equipment under cancelable and noncancelable lease agreements. Rental expense for the years ended December 31, 1993, 1994 and 1995 and for the five months ended May 31, 1996 was $71,000, $79,000, $60,000 and $13,000, respectively. Concurrent with the Merger, the Company entered into agreements with the stockholders to lease land and buildings used in the Company's operations for a negotiated amount and term. The term of the leases is May 1996 through May 2001 and provides for a 5 percent escalation in rent expense each year. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
        1996............................  $      55
        1997............................         91
        1998............................         92
        1999............................         89
        2000............................         93
        Thereafter......................         32
                                          ---------
                                          $     452
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

                               LEISURE TIME TOURS
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

The Company is contingently liable for a letter of credit of $300,000 issued in connection with the Company's insurance policies.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through May 31, 1996. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) plan which allows eligible employees to defer a portion of their income through contributions to the plan. Under the provisions of the plan, employees may contribute up to a maximum of four percent of employee compensation, and the Company matches 50 percent of amounts contributed by employees. Company contributions to the plan were $13,000, $14,000 and $20,000 and $7,000 in 1993, 1994 and 1995, and five months ended May
31, 1996, respectively.

  COLLECTIVE BARGAINING AGREEMENT

     The Company is a party to a collective bargaining agreement with certain of its employees. The agreement requires the Company to pay specified wages and provide certain benefits to its union employees. This agreement will expire in 1999.

  RELATED-PARTY TRANSACTIONS

     The Company had net amounts due to affiliated companies of $27,000, $30,000 and $7,000, at December 31, 1994 and 1995, and May 31, 1996, respectively, attributed primarily to services for purchased transportation and motorcoach maintenance. These amounts are included in trade accounts payable.

  ENVIRONMENTAL CONCERNS

     Certain groundwater contamination has occurred at the Company's facility in Mahwah, New Jersey as a result of leakage from an underground storage tank. As a result of discussions with the State of New Jersey Department of Environmental Protection (the Department), in December 1989, the Company submitted a Ground Water Quality Assessment Program (GWQAP) work plan to the Department which outlined a two-phase approach for the site assessment. Phase I and Phase II reports were submitted to the Department in August 1990 and November 1990, respectively. In August 1991, a Phase III report was submitted to the Department, which detailed the Company's final stage of the assessment program. In July 1992, the Company entered into a memorandum of agreement with the Department as an alternative to the GWQAP under which the Company will sample and monitor the groundwater contamination under the Department's oversight. A sampling and monitoring schedule was submitted to the Department in September 1992 and was approved by the state of New Jersey in November 1994. The Company has undertaken several remedial measures to improve groundwater quality at its facility. The most recent groundwater sampling reports indicate that sampling has been performed in accordance with the Department's Field Sampling Manual and that the remedial measures taken by the Company have made an improvement in groundwater quality at the site. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company. In addition, at the Company's facility in Mahwah, the Company has discharged bus wash and toilet waste into the groundwater. The Department has indicated that if the Company continues to discharge this bus wash and toilet waste into the groundwater, the Department would require the Company to connect to the public sanitary sewer system. The Company has ceased discharging bus wash and bus toilet waste into the groundwater. Currently, the Company periodically hauls this waste off-site for disposal. After consulting with an environmental engineer, the Company accrued approximately $220,000 which is included in accounts payable and accrued liabilities at December 31, 1994 and 1995 for the anticipated cost of connecting to the sewer system.

                               LEISURE TIME TOURS
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------    MAY 31
                                         1994       1995        1996
                                       ---------  ---------    -------
                                               (IN THOUSANDS)
Prepaid insurance....................  $     444  $     703     $ 454
Deferred tax asset -- current........        337        263       263
Other................................        192         89       160
                                       ---------  ---------    -------
                                       $     973  $   1,055     $ 877
                                       =========  =========    =======

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           DECEMBER 31
                                       --------------------    MAY 31
                                         1994       1995        1996
                                       ---------  ---------    -------
                                               (IN THOUSANDS)
Trade accounts payable...............  $     997  $     887    $ 1,595
Accrued compensation and benefits....        273        268        260
Accrued insurance claims payable.....      3,159      3,624      3,773
Other................................        666        492        475
                                       ---------  ---------    -------
                                       $   5,095  $   5,271    $ 6,103
                                       =========  =========    =======

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Community Bus Lines, Inc.:

     We have audited the accompanying combined balance sheets of Community Bus Lines, Inc. (a New Jersey corporation), and related companies as of December 31, 1994 and 1995, and May 31, 1996, and the related combined statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and for the five months ended May 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Community Bus Lines, Inc., and related companies, as of December 31, 1994 and 1995, and May 31, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, and for the five months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 2, 1996

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                            COMBINED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                           DECEMBER 31
                                       --------------------      MAY 31
                                         1994       1995          1996
                                       ---------  ---------    -----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     269  $     209      $   278
     Accounts receivable, less
        allowance of $10.............        183        183          208
     Inventories.....................        257        307          289
     Investments, including
        restricted of $528, $580
        and $0.......................      1,059      1,046       --
     Prepaid expenses and other
        current assets...............        766      1,022          443
                                       ---------  ---------    -----------
           Total current assets......      2,534      2,767        1,218
PROPERTY AND EQUIPMENT, net..........      2,590      3,241        3,488
OTHER ASSETS.........................        182        137          160
                                       ---------  ---------    -----------
           Total assets..............  $   5,306  $   6,145      $ 4,866
                                       =========  =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $     315  $     497      $--
     Accounts payable and accrued
        liabilities..................      2,485      2,953        2,524
     Notes payable to stockholder....        132        171       --
                                       ---------  ---------    -----------
           Total current
           liabilities...............      2,932      3,621        2,524
LONG-TERM OBLIGATIONS, net of current
     maturities......................        784      1,191       --
DUE TO PARENT........................     --         --            2,014
                                       ---------  ---------    -----------
           Total liabilities.........      3,716      4,812        4,538
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 7,500
        shares authorized,
        3,600 shares issued..........         75         75           75
     Additional paid-in capital......        102        102          102
     Retained earnings...............      1,837      1,580          575
     Treasury stock, at cost.........       (424)      (424)        (424)
                                       ---------  ---------    -----------
           Total stockholders'
             equity..................      1,590      1,333          328
                                       ---------  ---------    -----------
           Total liabilities and
             stockholders' equity....  $   5,306  $   6,145      $ 4,866
                                       =========  =========    ===========

    The accompanying notes are an integral part of these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                         COMBINED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                        SIX MONTHS   FIVE MONTHS
                                           YEAR ENDED DECEMBER 31         ENDED         ENDED
                                       -------------------------------   JUNE 30,      MAY 31,
                                         1993       1994       1995        1995         1996
                                       ---------  ---------  ---------  ----------   -----------
                                                                        (UNAUDITED)
REVENUES.............................  $  13,179  $  14,106  $  13,807    $6,598       $ 5,466
OPERATING EXPENSES...................     11,057     12,228     11,680     5,644         4,687
                                       ---------  ---------  ---------  ----------   -----------
           Gross profit..............      2,122      1,878      2,127       954           779
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      1,760      1,999      2,193     1,063           668
                                       ---------  ---------  ---------  ----------   -----------
           Operating income (loss)...        362       (121)       (66)     (109)          111
OTHER (INCOME) EXPENSE:
     Interest expense................        264        228        262       143            83
     Interest income.................        (34)       (38)       (49)      (12)          (13)
     Other, net......................         28         49        (40)    --           --
                                       ---------  ---------  ---------  ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES....        104       (360)      (239)     (240)           41
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................          1        (98)      (177)      (89)           17
                                       ---------  ---------  ---------  ----------   -----------
NET INCOME (LOSS)....................  $     103  $    (262) $     (62)   $ (151)      $    24
                                       =========  =========  =========  ==========   ===========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $     103  $    (262) $     (62)   $ (151)      $    24
     Pro forma compensation
        differential.................        818      1,015      1,449       585           143
     Less: Pro forma provision for
        income taxes.................        383        338        669       225            60
                                       ---------  ---------  ---------  ----------   -----------
PRO FORMA NET INCOME.................  $     538  $     415  $     718    $  209       $   107
                                       =========  =========  =========  ==========   ===========

    The accompanying notes are an integral part of these combined financial statements.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                        COMMON STOCK     ADDITIONAL                             TOTAL
                                       ---------------    PAID-IN     TREASURY   RETAINED   STOCKHOLDERS'
                                       SHARES   AMOUNT    CAPITAL      STOCK     EARNINGS      EQUITY
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1992.........   3,600    $ 75       $102       $ (424)    $2,101       $ 1,854
     Net income......................    --      --        --           --           103           103
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1993.........   3,600      75        102         (424)     2,204         1,957
     Dividends paid..................    --      --        --           --          (105)         (105)
     Net loss........................    --      --        --           --          (262)         (262)
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1994.........   3,600      75        102         (424)     1,837         1,590
     Dividends paid..................    --      --        --           --          (195)         (195)
     Net loss........................    --      --        --           --           (62)          (62)
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT DECEMBER 31, 1995.........   3,600      75        102         (424)     1,580         1,333
                                       ------   ------   ----------   --------   --------   -------------
     Dividends paid..................    --      --        --           --          (655)         (655)
     Distributions to stockholders...    --      --        --           --          (374)         (374)
     Net income......................    --      --        --           --            24            24
                                       ------   ------   ----------   --------   --------   -------------
BALANCE AT MAY 31, 1996..............   3,600    $ 75       $102       $ (424)    $  575       $   328
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

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                               SIX MONTHS     FIVE MONTHS
                                                                YEAR ENDED DECEMBER 31           ENDED           ENDED
                                                            -------------------------------     JUNE 30         MAY 31
                                                              1993       1994       1995          1995           1996
                                                            ---------  ---------  ---------   ------------    -----------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)....................................  $     103  $    (262) $     (62)     $ (151)         $  24
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities --
          Depreciation....................................        365        349        350         171            143
          (Gain) loss on sale of assets...................         --         15         (4)         (4)           (65)
          Deferred tax provision (benefit)................         (3)      (114)      (204)        (92)             9
          Changes in operating assets and liabilities --
            Accounts receivable, net......................        (36)       (25)        --        (137)           (25)
            Inventories...................................        (41)       (48)       (50)        (16)            18
            Investments...................................     --            132         65      --                466
            Prepaid expenses and other current
               assets.....................................       (693)       404        (48)        361            236
            Accounts payable and accrued liabilities......         68        410        507          60           (429)
            Other.........................................        158         74         41           8           (265)
                                                            ---------  ---------  ---------   ------------    -----------
                 Net cash provided by (used in) operating
                    activities............................        (79)       935        595         200            112
                                                            ---------  ---------  ---------   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment..................         --       (436)    (1,001)       (994)          (571)
     Proceeds from sales of property and equipment........         --         10          4           4            277
     Purchases of investments -- restricted...............         --        (19)       (52)        (46)           580
                                                            ---------  ---------  ---------   ------------    -----------
                 Net cash provided by (used in) investing
                    activities............................         --       (445)    (1,049)     (1,036)           286
                                                            ---------  ---------  ---------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term obligations..........       (910)      (804)      (459)        (93)        (2,424)
     Proceeds from issuance of long-term
       obligations........................................        700        558      1,048       1,048            736
     Advances from Parent.................................     --         --             --      --              2,014
     Dividends paid.......................................         --       (105)      (195)       (195)          (655)
                                                            ---------  ---------  ---------   ------------    -----------
                 Net cash provided by (used in) financing
                    activities............................       (210)      (351)       394         760           (329)
                                                            ---------  ---------  ---------   ------------    -----------
NET INCREASE (DECREASE) IN CASH...........................       (289)       139        (60)        (76)            69
CASH AND CASH EQUIVALENTS, beginning of year..............        419        130        269         269            209
                                                            ---------  ---------  ---------   ------------    -----------
CASH AND CASH EQUIVALENTS, end of
  year....................................................  $     130  $     269  $     209      $  193          $ 278
                                                            =========  =========  =========   ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest...............................  $     248  $     212  $     294      $  152          $  81
     Cash paid for income taxes...........................         30         31         14          14          --

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

     The Company merged with a subsidiary of Coach USA, Inc. (Coach USA) (the Merger) in May, 1996. All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA. The Company's financial position and results of operations are consolidated with Coach USA effective June 1, 1996 for financial reporting purposes.

     In connection with the Merger, the Company dividended certain assets to the stockholders consisting of cash surrender value of life insurance policies and automobiles with a total carrying value of $374,000, and also distributed approximately $655,000 of investments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The combined financial statements include the accounts and results of operations of Community Bus Lines, Inc., and certain affiliated companies which are under common control and management of six related stockholders. All significant intercompany transactions and balances have been eliminated.

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the six months ended June 30, 1995 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods ended June 30, 1995 and May 31, 1996, are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At December 31, 1994 and 1995, and May 31, 1996, investments have been categorized as trading securities, are stated at fair value, and are classified in the balance sheets as current assets. Investments at December 31, 1994 and 1995 consist of debt securities, marketable equity securities and certificates of deposit.

     The realized gains and losses on the sale of investments classified as trading securities are determined using the specific identification method. Unrealized gains/(losses) on trading securities totaling $(11,000), $(18,000) and $25,000 are included in net income for the years ended December 31, 1993, 1994 and 1995,

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

respectively. The realized gain associated with liquidation of the investment account during the five months ended May 31, 1996, is $5,000.

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

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                       ESTIMATED        DECEMBER 31
                                     USEFUL LIVES   --------------------   MAY 31
                                        (YEARS)       1994       1995       1996
                                     -------------  ---------  ---------  ---------
                                                            (IN THOUSANDS)

Transportation equipment.............      12       $   4,300  $   4,926  $   5,198
Other................................     3-10          1,471      1,509      1,472
                                                    ---------  ---------  ---------
                                                        5,771      6,435      6,670
Less -- Accumulated depreciation.....                  (3,181)    (3,194)    (3,182)
                                                    ---------  ---------  ---------
                                                    $   2,590  $   3,241  $   3,488
                                                    =========  =========  =========

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                           DECEMBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Notes payable to banks...............  $   1,001  $   1,580  $  --
Other................................         98        108     --
                                       ---------  ---------  ---------
                                           1,099      1,688     --
Less -- Current maturities...........       (315)      (497)    --
                                       ---------  ---------  ---------
                                       $     784  $   1,191  $  --
                                       =========  =========  =========

  DUE TO PARENT

     During May 1996, the Company borrowed $2,014,000 from Coach USA at an annual interest rate of 10 percent in order to repay long-term obligations and for other financing activities. These borrowings are considered long-term as Coach USA does not intend to call the outstanding balance owed by the Company during the next twelve months.

  NOTES PAYABLE TO STOCKHOLDER

     The Company had borrowings from a stockholder totaling $132,000 and $171,000 at December 31, 1994 and 1995, respectively. The borrowings were paid off during the five months ended May 31, 1996.

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The provision for taxes on income consists of the following:

                                           YEAR ENDED DECEMBER 31          FIVE MONTHS
                                       -------------------------------        ENDED
                                         1993       1994       1995        MAY 31, 1996
                                       ---------  ---------  ---------     ------------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $      --  $       5  $       1         $  7
     State...........................          4         11         26            1
                                       ---------  ---------  ---------     ------------
                                               4         16         27            8
                                       ---------  ---------  ---------     ------------
Deferred --
     Federal.........................         (8)       (51)      (172)         (27)
     State...........................          5        (63)       (32)          36
                                       ---------  ---------  ---------     ------------
                                              (3)      (114)      (204)           9
                                       ---------  ---------  ---------     ------------
                                       $       1  $     (98) $    (177)        $ 17
                                       =========  =========  =========     ============

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

     The components of deferred income tax liabilities and assets are as follows:

                                           DECEMBER 31
                                       --------------------     MAY 31,
                                         1994       1995         1996
                                       ---------  ---------     -------
                                                (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $     101  $     130      $  45
     Other...........................         25         33       --
                                       ---------  ---------     -------
           Total deferred income tax
             liabilities.............        126        163         45
                                       ---------  ---------     -------
Deferred income tax assets --
     Accrued expenses................       (305)      (546)      (394)
     Other...........................         (3)        (3)      --
                                       ---------  ---------     -------
           Total deferred income tax
             assets..................       (308)      (549)      (394)
                                       ---------  ---------     -------
                                       $    (182) $    (386)     $(349)
                                       =========  =========     =======

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                           YEAR ENDED DECEMBER 31          FIVE MONTHS
                                       -------------------------------        ENDED
                                         1993       1994       1995        MAY 31, 1996
                                       ---------  ---------  ---------     ------------
                                                        (IN THOUSANDS)
Tax at statutory rate................  $      36  $    (126) $     (84)       $   14
     Add (deduct) --
           State income taxes........          6        (34)        (3)            5
           Effect of S Corporation
             income..................        (46)        59       (146)          (22)
           Other, net................          5          3         56            20
                                       ---------  ---------  ---------     ------------
                                       $       1  $     (98) $    (177)       $   17
                                       =========  =========  =========     ============

6.  COMMITMENTS AND CONTINGENCIES:

    LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended December 31, 1993, 1994 and 1995, and for the five months ended May 31, 1996 was approximately $190,000, $297,000, $357,000, and $109,000, respectively. Included in these amounts are rent expenses paid to affiliated companies of $97,000, $233,000, $300,000 and $99,000 for the years ended December 31, 1993, 1994 and 1995, and for the five months ended May 31, 1996 respectively. Concurrent with the Merger, the Company entered into agreements with the stockholders to lease land and buildings used in the Company's operations for a negotiated amount and term. The terms of the leases are May 1996 through May 2001 and May 1996 through May 2009 and provide for a 5 percent escalation in rent expense each year. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1996............................  $     136
     1997............................        240
     1998............................        241
     1999............................        253
     2000............................        266
     Thereafter......................        443
                                       ---------
                                       $   1,579
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

                COMMUNITY BUS LINES, INC. AND RELATED COMPANIES
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through May 31, 1996. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire in 1998.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------     ------
                                               (IN THOUSANDS)

Prepaid insurance....................  $     191  $     226     $  110
Deferred tax asset -- current........         89        297        297
Cash surrender value of life
insurance............................        462        479       --
Other................................         24         20         36
                                       ---------  ---------     ------
                                       $     766  $   1,022     $  443
                                       =========  =========     ======

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           DECEMBER 31
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------     ------
                                               (IN THOUSANDS)

Trade accounts payable...............  $     306  $     263     $  162
Accrued compensation and benefits....        143        634        117
Accrued insurance claims payable.....      1,755      1,810      1,634
Other................................        281        246        611
                                       ---------  ---------     ------
                                       $   2,485  $   2,953     $2,524
                                       =========  =========     ======

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cape Transit Corp.:

     We have audited the accompanying balance sheets of Cape Transit Corp. (a New Jersey corporation) as of December 31, 1994 and 1995, and May 31, 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and for the five months ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape Transit Corp. as of December 31, 1994 and 1995, and May 31, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 and for the five months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 2, 1996

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                           DECEMBER 31
                                       --------------------    MAY 31
                                         1994       1995        1996
                                       ---------  ---------    -------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     129  $      20    $    56
     Accounts receivable, less
        allowance of $14, $16 and
        $16..........................         77        141        228
     Inventories.....................        367        326        326
     Prepaid expenses and other
        current assets...............         97         27         27
                                       ---------  ---------    -------
           Total current assets......        670        514        637
PROPERTY AND EQUIPMENT, net..........      8,521      8,294     11,101
OTHER ASSETS.........................         46         36         14
                                       ---------  ---------    -------
           Total assets..............  $   9,237  $   8,844    $11,752
                                       =========  =========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $   1,648  $   1,708    $   431
     Accounts payable and accrued
        liabilities..................      1,397      1,223      1,363
     Notes payable to stockholders...        315        315      --
                                       ---------  ---------    -------
           Total current
             liabilities.............      3,360      3,246      1,794
LONG-TERM OBLIGATIONS, net of current
  maturities.........................      5,653      4,675        892
DUE TO PARENT........................     --         --          8,174
DEFERRED INCOME TAXES................        120        142        145
                                       ---------  ---------    -------
           Total liabilities.........      9,133      8,063     11,005
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, no par, 2,500
        shares authorized, 300 shares
        issued.......................         16         16         16
     Retained earnings...............         88        765        731
                                       ---------  ---------    -------
           Total stockholders'
             equity..................        104        781        747
                                       ---------  ---------    -------
           Total liabilities and
             stockholders' equity....  $   9,237  $   8,844    $11,752
                                       =========  =========    =======

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                         SIX MONTHS    FIVE MONTHS
                                           YEAR ENDED DECEMBER 31          ENDED          ENDED
                                       -------------------------------    JUNE 30        MAY 31
                                         1993       1994       1995         1995          1996
                                       ---------  ---------  ---------  ------------   -----------
                                                                        (UNAUDITED)
REVENUES.............................  $   8,494  $  10,001  $  11,053     $5,239        $ 4,392
OPERATING EXPENSES...................      6,665      8,457      8,241      4,126          3,592
                                       ---------  ---------  ---------  ------------   -----------
           Gross profit..............      1,829      1,544      2,812      1,113            800
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................        840        968      1,089        517            516
                                       ---------  ---------  ---------  ------------   -----------
           Operating income..........        989        576      1,723        596            284
OTHER (INCOME) EXPENSE:
     Interest expense................        640        683        787        385            309
     Other, net......................        (14)       (42)       141         (3)        --
                                       ---------  ---------  ---------  ------------   -----------
INCOME (LOSS) BEFORE INCOME TAXES....        363        (65)       795        214            (25)
PROVISION (BENEFIT) FOR INCOME
  TAXES..............................         35         (7)        76         20             (2)
                                       ---------  ---------  ---------  ------------   -----------
NET INCOME (LOSS)....................  $     328  $     (58) $     719     $  194        $   (23)
                                       =========  =========  =========  ============   ===========
PRO FORMA DATA (Unaudited):
     Historical net income (loss)....  $     328  $     (58) $     719     $  194        $   (23)
     Pro forma compensation
        differential.................         79         86        142         71             17
     Less: Pro forma provision
        (benefit) for income taxes...        152         16        324        103             (1)
                                       ---------  ---------  ---------  ------------   -----------
PRO FORMA NET INCOME (LOSS)..........  $     255  $      12  $     537     $  162        $    (5)
                                       =========  =========  =========  ============   ===========

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK                       TOTAL
                                        ----------------    RETAINED     STOCKHOLDERS'
                                        SHARES    AMOUNT    EARNINGS        EQUITY
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1992.........     300      $ 16       $ (99)         $ (83)
     Dividends paid..................    --        --           (42)           (42)
     Net income......................    --        --           328            328
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1993.........     300        16         187            203
     Dividends paid..................    --        --           (41)           (41)
     Net loss........................    --        --           (58)           (58)
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1994.........     300        16          88            104
     Dividends paid..................    --        --           (42)           (42)
     Net income......................    --        --           719            719
                                        ------    ------    ---------    -------------
BALANCE AT DECEMBER 31, 1995.........     300        16         765            781
     Dividends paid..................    --        --           (11)           (11)
     Net loss........................    --        --           (23)           (23)
                                        ------    ------    ---------    -------------
BALANCE AT MAY 31, 1996..............     300      $ 16       $ 731          $ 747
                                        ======    ======    =========    =============

   The accompanying notes are an integral part of these financial statements.

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                         SIX MONTHS     FIVE MONTHS
                                           YEAR ENDED DECEMBER 31           ENDED          ENDED
                                       -------------------------------     JUNE 30        MAY 31
                                         1993       1994       1995         1995           1996
                                       ---------  ---------  ---------   -----------    -----------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...............  $     328  $     (58) $     719     $   194        $   (23)
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities --
          Depreciation...............        377        634        593         283            287
          (Gain) loss on sale of
            assets...................         --        (42)        60          --             --
          Deferred tax provision
            (benefit)................         35         (7)        58          21            (16)
          Changes in operating assets
            and liabilities --
            Accounts receivable,
               net...................         52         (8)       (64)        (77)           (87)
            Inventories..............       (209)       (50)        41          41             --
            Prepaid expenses and
               other current
               assets................        (61)         9         60          65             --
            Accounts payable and
               accrued liabilities           447        277       (174)        102            140
            Other....................        (31)        21        (16)         --             41
                                       ---------  ---------  ---------   -----------    -----------
                 Net cash provided by
                    operating
                    activities.......        938        776      1,277         629            342
                                       ---------  ---------  ---------   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
       equipment.....................       (954)    (2,163)      (711)        (14)        (3,094)
     Proceeds from sales of property
       and equipment.................         --      1,172        285          --             --
                                       ---------  ---------  ---------   -----------    -----------
                 Net cash used in
                    investing
                    activities.......       (954)      (991)      (426)        (14)        (3,094)
                                       ---------  ---------  ---------   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
       obligations...................     (1,012)    (2,954)    (1,545)       (703)        (6,073)
     Proceeds from issuance of
       long-term obligations.........      1,085      3,294        627          85            698
     Advances from parent............         --         --         --          --          8,174
     Dividends paid..................        (42)       (41)       (42)        (21)           (11)
                                       ---------  ---------  ---------   -----------    -----------
                 Net cash provided by
                    (used in)
                    financing
                    activities.......         31        299       (960)       (639)         2,788
                                       ---------  ---------  ---------   -----------    -----------
NET INCREASE (DECREASE) IN CASH......         15         84       (109)        (24)            36
CASH AND CASH EQUIVALENTS, beginning
  of year                                     30         45        129         129             20
                                       ---------  ---------  ---------   -----------    -----------
CASH AND CASH EQUIVALENTS, end of
  year...............................  $      45  $     129  $      20     $   105        $    56
                                       =========  =========  =========   ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $     649  $     799  $     680     $   350        $   304

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

     The Company merged with a subsidiary of Coach USA, Inc. (Coach USA) (the Merger) in May, 1996. All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA. The Company's financial position and results of operations are consolidated with Coach USA effective June 1, 1996 for financial reporting purposes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the six months ended June 30, 1995 are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods ended June 30, 1995 and May 31, 1996, are not necessarily indicative of the results for the entire fiscal year.

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

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                         ESTIMATED        DECEMBER 31
                                       USEFUL LIVES   --------------------   MAY 31
                                          (YEARS)       1994       1995       1996
                                       -------------  ---------  ---------  ---------
                                                              (IN THOUSANDS)

Transportation equipment.............       12        $   9,411  $   9,639  $  12,733
Other................................      5-10             304        347        347
                                                      ---------  ---------  ---------
                                                          9,715      9,986     13,080
Less --Accumulated depreciation......                    (1,194)    (1,692)    (1,979)
                                                      ---------  ---------  ---------
                                                      $   8,521  $   8,294  $  11,101
                                                      =========  =========  =========

     Included in transportation equipment at December 31, 1994 and 1995, and May 31, 1996, is approximately $5,097,000 and $5,325,000, $1,974,940 respectively, of assets held under capital leases.

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                           DECEMBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Notes payable to financial
  institutions, interest ranging from
  prime (8.5% at December 31, 1995)
  plus 1.5%, to 11.5%, due in monthly
  installments of $47,600, maturing
  at various dates through November
  2004; secured by certain
  transportation equipment and the
  personal guarantees of the
  stockholders.......................  $   3,257  $   2,758  $     229
Obligations under capital leases of
  certain transportation equipment,
  implicit interest rates ranging
  from 4.8% to 13.5%, due in monthly
  installments of $31,540, maturing
  at various dates through 2002......      2,986      2,708      1,094
Notes payable to a bank..............      1,058        917     --
                                       ---------  ---------  ---------
                                           7,301      6,383      1,323
Less -- Current maturities...........     (1,648)    (1,708)      (431)
                                       ---------  ---------  ---------
                                       $   5,653  $   4,675  $     892
                                       =========  =========  =========

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     At May 31, 1996, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows:

                                         LONG-TERM      CAPITAL LEASE
                                        OBLIGATIONS      OBLIGATIONS
                                        ------------    -------------
                                               (IN THOUSANDS)
     Year ending December 31 --
           1996......................       $ 84           $   221
           1997......................         91               349
           1998......................         38               261
           1999......................         16               190
           2000......................      --                   98
           Thereafter................      --                  102
                                        ------------    -------------
                                            $229             1,221
                                        ============
     Less -- Amounts representing
        interest.....................                         (127)
                                                        -------------
                                                           $ 1,094
                                                        =============

     Management estimates that the fair value of its debt obligations approximates the historical value of $229,000 at May 31, 1996.

  DUE TO PARENT (UNAUDITED)

     During May 1996, the Company borrowed $8,174,000 from Coach USA at an annual interest rate of 10 percent in order to repay long-term obligations and for other financing activities. These borrowings are considered long-term as Coach USA does not intend to call the outstanding balance owed by the Company during the next twelve months.

  NOTES PAYABLE TO STOCKHOLDERS

     The Company had borrowings from stockholders totaling $315,000 at December 31, 1994 and 1995. The borrowings are unsecured, noninterest-bearing and payable upon demand. During 1996, these borrowings were repaid by Coach USA in connection with the Merger.

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

     The provision for taxes on income consists of the following:

                                           YEAR ENDED DECEMBER 31          FIVE MONTHS
                                       -------------------------------        ENDED
                                         1993       1994       1995        MAY 31, 1996
                                       ---------  ---------  ---------     ------------
                                                        (IN THOUSANDS)
     State --
           Current...................  $      --  $      --  $      18         $ 14
           Deferred..................         35         (7)        58          (16)
                                       ---------  ---------  ---------     ------------
                                       $      35  $      (7) $      76         $ (2)
                                       =========  =========  =========     ============

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     The components of deferred income tax liabilities and assets are as follows:

                                           DECEMBER 31
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------     -------
                                                (IN THOUSANDS)
Deferred income tax liabilities --
     Property and equipment..........  $     120  $     142      $ 145
                                       ---------  ---------     -------
           Total deferred income tax
             liabilities.............        120        142        145
                                       ---------  ---------     -------
Deferred income tax assets --
     Accrued expenses................        (39)       (34)       (53)
     Other...........................        (34)        (3)        (3)
                                       ---------  ---------     -------
           Total deferred income tax
             assets..................        (73)       (37)       (56)
                                       ---------  ---------     -------
                                       $      47  $     105      $  89
                                       =========  =========     =======

6.  COMMITMENTS AND CONTINGENCIES:

  LEASES

     The Company leases certain facilities and equipment under noncancelable leases. Rental expense for the years ended December 31, 1993, 1994 and 1995, and for the five months ended May 31, 1996, was $53,000, $56,000, $67,000 and
$36,000, respectively. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Year ending December 31 --
     1996............................  $      29
     1997............................         46
     1998............................         42
     1999............................         42
     2000............................         39
                                       ---------
                                       $     198
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

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  ESTIMATED INSURANCE CLAIMS PAYABLE

     The Company has a commercial motorcoach liability insurance policy that provides coverage by the insurance company, subject to a $10,000 deductible. As such, any claim within the first $10,000 per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through May 31, 1996. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

  COLLECTIVE BARGAINING AGREEMENT

     The Company is a party to collective bargaining agreements, effective as of July 1, 1996, with certain of its employees. These agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements expire June 30, 1999.

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           DECEMBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Prepaid insurance....................  $      60  $      --  $      --
Deferred tax asset -- current........         37         27         27
                                       ---------  ---------  ---------
                                       $      97  $      27  $      27
                                       =========  =========  =========

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           DECEMBER 31
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Trade accounts payable...............  $     735  $     371  $     501
Accrued compensation and benefits....        203        197        159
Accrued insurance claims payable.....         44         99         99
Other................................        415        556        604
                                       ---------  ---------  ---------
                                       $   1,397  $   1,223  $   1,363
                                       =========  =========  =========

                               CAPE TRANSIT CORP.
                        (OPERATING AS ADVENTURE TRAILS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Arrow Stage Lines, Inc.:

     We have audited the accompanying balance sheets of Arrow Stage Lines, Inc. (a Nebraska corporation), as of September 30, 1994 and 1995, and May 31, 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995, and for the eight months ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arrow Stage Lines, Inc., as of September 30, 1994 and 1995, and May 31, 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, and for the eight months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 2, 1996

                            ARROW STAGE LINES, INC.
                                 BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                           SEPTEMBER 30
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------   ----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $     147  $     286    $      3
     Accounts receivable, less
        allowance of $34, $38
        and $38......................      1,067      1,021         929
     Inventories.....................        285        297         369
     Investments.....................        278        543      --
     Prepaid expenses and other
        current assets...............        322        458         184
                                       ---------  ---------   ----------
           Total current assets......      2,099      2,605       1,485
PROPERTY AND EQUIPMENT, net..........     13,559     14,581      16,761
OTHER ASSETS.........................        325        196      --
                                       ---------  ---------   ----------
           Total assets..............  $  15,983  $  17,382    $ 18,246
                                       =========  =========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
        obligations..................  $   1,659  $   1,887    $    351
     Accounts payable and accrued
        liabilities..................      1,038      1,338       1,014
                                       ---------  ---------   ----------
           Total current
             liabilities.............      2,697      3,225       1,365
LONG-TERM OBLIGATIONS, net of current
  maturities.........................      9,024      9,117       1,004
DUE TO PARENT........................     --         --          12,296
                                       ---------  ---------   ----------
           Total liabilities.........     11,721     12,342      14,665
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $100 par, 990
        shares authorized,
        10 shares issued.............          1          1           1
     Retained earnings...............      4,261      5,039       3,580
                                       ---------  ---------   ----------
           Total stockholders'
             equity..................      4,262      5,040       3,581
                                       ---------  ---------   ----------
           Total liabilities and
             stockholders' equity....  $  15,983  $  17,382    $ 18,246
                                       =========  =========   ==========

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                         EIGHT MONTHS     SIX MONTHS     FIVE MONTHS
                                           YEAR ENDED SEPTEMBER 30          ENDED           ENDED           ENDED
                                       -------------------------------      MAY 31         JUNE 30         MAY 31
                                         1993       1994       1995          1996            1995           1996
                                       ---------  ---------  ---------   ------------    ------------    -----------
                                                                                         (UNAUDITED)     (UNAUDITED)
REVENUES.............................  $   9,469  $  10,039  $  10,650      $6,670          $5,317         $ 4,459
OPERATING EXPENSES...................      6,655      6,957      7,222       4,860           3,540           2,558
                                       ---------  ---------  ---------   ------------    ------------    -----------
           Gross profit..............      2,814      3,082      3,428       1,810           1,777           1,901
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      1,216      1,493      1,751       1,012             889             675
                                       ---------  ---------  ---------   ------------    ------------    -----------
           Operating income..........      1,598      1,589      1,677         798             888           1,226
OTHER (INCOME) EXPENSE:
     Interest expense................        726        773        807         664             419             437
     Interest income.................        (76)       (19)       (41)        (29)            (30)             (7)
     Other, net......................       (149)      (220)      (108)       (401)         --              --
                                       ---------  ---------  ---------   ------------    ------------    -----------
INCOME BEFORE INCOME TAXES...........      1,097      1,055      1,019         564             499             796
PROVISION FOR INCOME TAXES...........     --         --         --          --              --              --
                                       ---------  ---------  ---------   ------------    ------------    -----------
NET INCOME...........................  $   1,097  $   1,055  $   1,019      $  564          $  499         $   796
                                       =========  =========  =========   ============    ============    ===========
PRO FORMA DATA (Unaudited):
     Historical net income...........  $   1,097  $   1,055  $   1,019      $  564          $  499         $   796
     Pro forma compensation
        differential.................         60         30         32          35              17              27
     Less: Pro forma provision
        (benefit) for income taxes...        480        432        431         246             211             346
                                       ---------  ---------  ---------   ------------    ------------    -----------
PRO FORMA NET INCOME.................  $     677  $     653  $     620      $  353          $  305         $   477
                                       =========  =========  =========   ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK                      TOTAL
                                        ----------------    RETAINED    STOCKHOLDERS'
                                        SHARES    AMOUNT    EARNINGS       EQUITY
                                        ------    ------    --------    -------------
BALANCE AT SEPTEMBER 30, 1992........     10        $1       $2,182        $ 2,183
     Dividends paid..................    --        --           (73)           (73)
     Net income......................    --        --         1,097          1,097
                                        ------    ------    --------    -------------
BALANCE AT SEPTEMBER 30, 1993........     10         1        3,206          3,207
     Net income......................    --        --         1,055          1,055
                                        ------    ------    --------    -------------
BALANCE AT SEPTEMBER 30, 1994........     10         1        4,261          4,262
     Dividends paid..................    --        --          (241)          (241)
     Net income......................    --        --         1,019          1,019
                                        ------    ------    --------    -------------
BALANCE AT SEPTEMBER 30, 1995........     10         1        5,039          5,040
                                        ------    ------    --------    -------------
     Dividends paid..................    --        --          (963)          (963)
     Distribution to stockholders....    --        --        (1,060)        (1,060)
     Net income......................    --        --           564            564
                                        ------    ------    --------    -------------
BALANCE AT MAY 31, 1996..............     10        $1       $3,580        $ 3,581
                                        ======    ======    ========    =============

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                        EIGHT MONTHS    SIX MONTHS    FIVE MONTHS
                                           YEAR ENDED SEPTEMBER 30         ENDED          ENDED          ENDED
                                       -------------------------------     MAY 31        JUNE 30        MAY 31
                                         1993       1994       1995         1996           1995          1996
                                       ---------  ---------  ---------  ------------   ------------   -----------
                                                                                       (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................  $   1,097  $   1,055  $   1,019    $    564       $    499      $     796
     Adjustments to reconcile net
       income to net cash provided by
       operating activities --
     Depreciation....................        766        926      1,240         706            626            356
     Gain on sale of assets..........       (146)      (180)       (49)       (470)           (38)          (220)
     Changes in operating assets and
       liabilities --
     Accounts receivable, net........       (211)      (193)        46          92             72           (595)
     Inventories.....................        (62)       (70)       (12)        (72)            10            (98)
     Investments.....................         --        (16)      (265)        543             --             --
     Prepaid expenses and other
       current assets................       (179)      (120)      (136)        336            (83)           101
     Accounts payable and accrued
       liabilities...................        167        222        300        (240)           347            111
     Other...........................         (9)      (154)       129         (83)           100            270
                                       ---------  ---------  ---------  ------------   ------------   -----------
                 Net cash provided by
                    operating
                    activities.......      1,423      1,470      2,272       1,376          1,533            721
                                       ---------  ---------  ---------  ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
       equipment.....................       (103)      (759)    (2,513)     (5,783)        (2,682)        (5,311)
     Proceeds from sales of property
       and
       equipment.....................        183         --        300       1,935             --          1,935
                                       ---------  ---------  ---------  ------------   ------------   -----------
                 Net cash provided by
                    (used in)
                    investing
                    activities.......         80       (759)    (2,213)     (3,848)        (2,682)        (3,376)
                                       ---------  ---------  ---------  ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term
       obligations...................     (2,115)    (1,382)    (2,128)    (13,511)          (652)       (13,243)
     Proceeds from issuance of
       long-term obligations.........        753        572      2,449       4,367          2,172          3,932
     Advances from Parent............     --         --         --          12,296         --             12,296
     Dividends paid..................        (73)        --       (241)       (963)          (136)          (422)
                                       ---------  ---------  ---------  ------------   ------------   -----------
                 Net cash provided by
                    (used in)
                    financing
                    activities.......     (1,435)      (810)        80       2,189          1,384          2,563
                                       ---------  ---------  ---------  ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH......         68        (99)       139        (283)           235            (92)
CASH AND CASH EQUIVALENTS, beginning
  of year............................        178        246        147         286              2             95
                                       ---------  ---------  ---------  ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, end of
year.................................  $     246  $     147  $     286    $      3       $    237      $       3
                                       =========  =========  =========  ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........  $     697  $     774  $     807    $    632       $    415      $     407

   The accompanying notes are an integral part of these financial statements.

                            ARROW STAGE LINES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Arrow Stage Lines, Inc. (the Company), provides motorcoach charter services principally in the southwestern United States.

     The Company merged with a subsidiary of Coach USA, Inc. (Coach USA) (the Merger) in May, 1996. All outstanding shares of the Company's common stock were exchanged for cash and shares of Coach USA's common stock concurrent with the consummation of the initial public offering (the Offering) of the common stock of Coach USA. The Company's financial position and results of operations are consolidated with Coach USA effective June 1, 1996 for financial reporting purposes.

     In connection with the Merger, the Company dividended certain assets to the stockholders consisting of land, buildings, cash surrender value of life insurance and automobiles, with a total carrying value of $1,060,000. In addition, the Company made a cash distribution of approximately $729,000 prior to the Merger which represents the Company's estimated S Corporation accumulated adjustment account.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  INTERIM FINANCIAL INFORMATION

     The interim financial statements for the six months ended June 30, 1995 and the five months ended May 31, 1996, are unaudited, and certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the results of operations and cash flows with respect to the consolidated interim financial statements, have been included. The results of operations for the interim periods ended June 30, 1995 and May 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less as cash equivalents.

  INVENTORIES

     Inventories primarily consist of motorcoach replacement parts. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

  INVESTMENTS

     The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. At September 30, 1994 and 1995, investments have been categorized as trading securities, are stated at fair value, and are classified in the balance sheets as current assets. Investments at September 30, 1994 and 1995, consist of money market and mutual funds. As of May 31, 1996, all investments were liquidated as part of the Merger.

     The realized gains and losses on the sale of investments classified as trading securities are determined using the specific identification method. Unrealized gains, (losses) on trading securities totaling $2,000, $(3,000) and $52,000 and $18,000 are included in net income for the years ended September 30, 1993, 1994 and 1995, and for the eight months ended May 31, 1996, respectively.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

                            ARROW STAGE LINES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation on transportation equipment and other assets for financial reporting purposes is computed on the straight-line basis over the estimated useful lives of the assets net of their estimated residual values.

  CONCENTRATION OF CREDIT RISK

     The Company's credit risks primarily consist of accounts receivable from various tour operators in the travel service industry. One of the Company's customers individually represents 20%, 18%, 20% and 12% of total revenues for the years ended September 30, 1993, 1994 and 1995, and for the eight months ended May 31, 1996, respectively. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary.

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

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                        ESTIMATED         SEPTEMBER 30
                                       USEFUL LIVES   --------------------   MAY 31
                                         (YEARS)        1994       1995       1996
                                       ------------   ---------  ---------  ---------
                                                              (IN THOUSANDS)
Transportation equipment.............     12          $  14,288  $  15,720  $  18,927
Other................................   3-31              1,989      2,075        455
                                                      ---------  ---------  ---------
                                                         16,277     17,795     19,382
Less -- Accumulated depreciation.....                    (2,718)    (3,214)    (2,621)
                                                      ---------  ---------  ---------
                                                      $  13,559  $  14,581  $  16,761
                                                      =========  =========  =========

     Included in transportation equipment at September 30, 1994 and 1995, and May 31, 1996, is approximately $8,110,000, $7,726,000, and $2,191,000, respectively, of assets held under capital leases.

                            ARROW STAGE LINES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                           SEPTEMBER 30
                                       --------------------   MAY 31
                                         1994       1995       1996
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
     Obligations under capital leases
        of certain transportation
        equipment and other assets,
        implicit interest rates
        ranging from 6.0% to 9.1%,
        due in monthly installments
        of $30,827, maturing at
        various dates through 2001...  $      --  $      --  $   1,355
     Obligations under capital leases
        of certain transportation
        equipment, implicit interest
        rates ranging from 6.1% to
        9.7%, due in monthly
        installments of $93,809,
        maturing at various dates
        through 2002.................      6,379      5,157         --
     Notes payable to bank...........      4,304      5,847         --
                                       ---------  ---------  ---------
                                          10,683     11,004      1,355
     Less -- Current maturities......     (1,659)    (1,887)      (351)
                                       ---------  ---------  ---------
                                       $   9,024  $   9,117  $   1,004
                                       =========  =========  =========

     At May 31, 1996, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows:

                                        CAPITAL LEASE
                                         OBLIGATIONS
                                        --------------
                                        (IN THOUSANDS)
Year ending September 30 --
     1996............................       $  123
     1997............................          407
     1998............................          331
     1999............................          207
     2000............................          202
     Thereafter......................          305
                                        --------------
                                             1,575
                                        ==============
Less -- Amounts representing
  interest...........................         (220)
                                        --------------
                                            $1,355
                                        ==============

  DUE TO PARENT (UNAUDITED)

     During May 1996, the Company borrowed $12,296,000 from Coach USA at an annual interest rate of 10 percent in order to repay long-term obligations and for other financing activities. These borrowings are considered long-term as Coach USA does not intend to call the outstanding balance owed by the Company during the next twelve months.

5.  INCOME TAXES:

     The Company has elected S Corporation status, as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal and state purposes. Under S Corporation status, the

                            ARROW STAGE LINES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED) stockholders report their share of the Company's taxable earnings or losses on their personal income tax returns. The Company's S Corporation status terminated with the effective date of the Merger.

6.  COMMITMENTS AND CONTINGENCIES:

  PURCHASE COMMITMENTS

     The Company has entered into commitments to purchase 15 motorcoaches as of May 31, 1996, for approximately $4,600,000. The Company intends to trade in a similar number of motorcoaches and finance the balance with bank debt which is presently being negotiated.

  LEASES

     The Company leases certain equipment under noncancelable leases. Rental expense for the years ended September 30, 1993, 1994 and 1995 for the eight months ended May 31, 1996, was $1,000, $5,000, $5,000 and $3,000, respectively.
Concurrent with the Merger, the Company entered into agreements with the stockholders to lease land and buildings used in the Company's operations for a negotiated amount and term. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

Period ending September 30 --
     1996............................  $      30
     1997............................         91
     1998............................         91
     1999............................         91
     2000............................         91
     Thereafter......................         57
                                       ---------
                                       $     451
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

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through May 31, 1996. The accrual is based on known facts and historical trends, and management believes such accrual to be adequate.

                            ARROW STAGE LINES, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following:

                                           SEPTEMBER 30
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------     -------
                                                (IN THOUSANDS)

Prepaid insurance....................  $      54  $      35      $  86
Cash surrender value of life
  insurance..........................         71        133       --
Other................................        197        290         98
                                       ---------  ---------     -------
                                       $     322  $     458      $ 184
                                       =========  =========     =======

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                           SEPTEMBER 30
                                       --------------------     MAY 31
                                         1994       1995         1996
                                       ---------  ---------     -------
                                                (IN THOUSANDS)

Trade accounts payable...............  $     421  $     426     $   186
Accrued compensation and benefits....        179        292         223
Deferred revenue.....................        133        195         129
Accrued insurance claims payable.....         61         67          67
Other................................        244        358         409
                                       ---------  ---------     -------
                                       $   1,038  $   1,338     $ 1,014
                                       =========  =========     =======

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Coach USA, Inc.

     We have audited the accompanying balance sheets of Coach USA, Inc. (a Delaware corporation) as of December 31, 1995 and May 31, 1996, and the related statements of income, stockholders' equity and cash flows for the period from inception (September, 1995) to December 31, 1995 and for the five months ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coach USA, Inc. as of December 31, 1995 and May 31, 1996, and the results of its operations and its cash flows for the period from inception (September, 1995) to December 31, 1995 and for the five months ended May 31, 1996, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

Houston, Texas,
August 2, 1996

                                COACH USA, INC.
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        DECEMBER 31    MAY 31
                                           1995         1996
                                        -----------   ---------
               ASSETS
CASH AND CASH EQUIVALENTS............      $   1      $       8
DEFERRED OFFERING COSTS..............        188          5,173
PROPERTY AND EQUIPMENT, net..........          9             49
OTHER ASSETS.........................      --                54
                                        -----------   ---------
           Total assets..............      $ 198      $   5,284
                                        ===========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
ACCRUED LIABILITIES AND AMOUNTS DUE
  TO A STOCKHOLDER...................      $ 197      $   5,260
                                        -----------   ---------
           Total liabilities.........        197          5,260
                                        -----------   ---------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par,
       30,000,000 shares authorized,
       1,473,724 and 2,165,724 shares
       issued........................         15             22
     Additional paid-in capital......        (14)         2,055
     Retained earnings (deficit).....      --            (2,053)
                                        -----------   ---------
           Total stockholders'
             equity..................          1             24
                                        -----------   ---------
           Total liabilities and
             stockholders' equity....      $ 198      $   5,284
                                        ===========   =========

   The accompanying notes are an integral part of these financial statements.

                                COACH USA, INC.
                              STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)

                                         INCEPTION      FIVE MONTHS
                                          THROUGH          ENDED
                                        DECEMBER 31,      MAY 31,
                                            1995            1996
                                        ------------    ------------
GENERAL AND ADMINISTRATIVE
  EXPENSES...........................       --            $  2,176
                                        ------------    ------------
     Operating loss..................       --              (2,176)
OTHER INCOME.........................       --                 139
                                        ------------    ------------
LOSS BEFORE INCOME TAXES.............       --              (2,037)
PROVISION FOR INCOME TAXES...........                           16
                                        ------------    ------------
NET LOSS.............................     $ --            $ (2,053)
                                        ============    ============
NET LOSS BEFORE INCOME TAX...........
PRO FORMA DATA (Unaudited):
     Historical net loss.............     $ --            $ (2,053)
     Pro forma non-recurring
       charge........................       --               2,076
                                        ------------    ------------
PRO FORMA NET INCOME.................     $ --            $     23
                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                                COACH USA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                           COMMON STOCK       ADDITIONAL                      TOTAL
                                        ------------------      PAID IN      RETAINED     STOCKHOLDERS'
                                        SHARES     AMOUNT       CAPITAL      EARNINGS        EQUITY
                                        -------    -------    -----------    ---------    -------------
Balance at September, 1995
  (inception)........................       --      $  --       $--           $ --           $--
Issuance of Common Stock.............    1,474         15           (14)        --                 1
                                        -------    -------    -----------    ---------    -------------
Balance at December 31, 1995.........    1,474         15           (14)        --                 1
Issuance of Common Stock.............      692          7         2,069         --             2,076
Net (Loss)...........................     --           --        --             (2,053)       (2,053)
                                        -------    -------    -----------    ---------    -------------
Balance at May 31, 1996..............    2,166      $  22       $ 2,055       $ (2,053)      $    24
                                        =======    =======    ===========    =========    =============

   The accompanying notes are an integral part of these financial statements.

                                COACH USA, INC.
                            STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                          INCEPTION      FIVE MONTHS
                                           THROUGH          ENDED
                                        DECEMBER 31,       MAY 31,
                                            1995            1996
                                        -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)...............      -$-             $(2,053)
     Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities --
           Non-recurring, non-cash
             charge..................      --                2,076
           Depreciation..............      --                    1
             Changes in operating
                assets and
                liabilities --
                Prepaid expenses and
                    other current
                    assets...........      --               (4,985)
                Accounts payable and
                    accrued
                    liabilities......           9            5,056
                Other................      --                  (54)
                                        -------------    -----------
                      Net cash
                         provided by
                         operating
                        activities...           9               41
                                        -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and
       equipment.....................          (9)             (41)
                                        -------------    -----------
                      Net cash used
                         in investing
                        activities...          (9)             (41)
                                        -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock........           1                7
     Net cash provided by financing
       activities....................
                                        -------------    -----------
NET INCREASE (DECREASE) IN CASH......           1                7
CASH AND EQUIVALENTS, beginning of
  period.............................      --                    1
                                        -------------    -----------
CASH AND CASH EQUIVALENTS, end of
  period.............................       $   1          $     8
                                        =============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest..........      -$-             $--

   The accompanying notes are an integral part of these financial statements.

                                COACH USA, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Coach USA, Inc. (Coach USA or the Company) was founded in September 1995, to create a nationwide motorcoach service provider. Coach USA acquired local and regional motorcoach companies, completed an initial public offering (IPO) of its common stock and, subsequent to the IPO, intends to continue to acquire, through merger or purchase, similar passenger ground transportation companies to expand their national and regional operations.

     Coach USA's primary assets at December 31, 1995 and May 31, 1996, are cash and deferred offering costs. Coach USA has not conducted any operations and all activities to date have related to the acquisitions and the IPO. Cash of $1,000 was generated from the initial capitalization of the Company in 1995 and another $7,000 in 1996. Other expenditures to date have been funded by a stockholder on behalf of the Company.

2.  BASIS OF PRESENTATION:

     The Company incurred costs, including professional fees and travel, associated with the acquisition of the Founding Companies and the IPO. Accordingly, accrued liabilities and amounts due to a stockholder were approximately $5.3 million as of May 31, 1996.

     For accounting purposes and for purposes of the presentation of the financial statements herein, May 31, 1996, has been used as the effective date of the Merger. The results of the Company for the month ended June 30, 1996 are included in the Coach USA, Inc. and subsidiaries supplemental consolidated financial statements. The IPO and Merger transactions are excluded from these predecessor company financial statements.

  INTERIM FINANCIAL INFORMATION

     The results of operations for the interim period ended May 31 are not necessarily indicative of the results for the entire fiscal year.

  STOCKHOLDERS' EQUITY

     In March 1996, Coach USA declared a stock dividend of 9,999 shares of common stock for each share of common stock then outstanding. In addition, Coach USA increased the number of authorized shares of common stock to 30,000,000 shares and authorized 500,000 shares of $.01 par value preferred stock. The effects of the common stock dividend and the increase in the number of common shares authorized have been retroactively reflected on the balance sheet and in the accompanying notes. In addition, subsequent to December 31, 1995, the Company issued 692,000 shares of common stock (which reflects the common stock dividend) to various members of management at par. The sale of such shares resulted in a non-recurring non-cash charge of $2,076,000, representing the difference between the amounts paid for the shares and the estimated fair value of the shares on the date of sale as if the Founding Companies were combined.

     Coach USA and separate wholly-owned subsidiaries signed definitive agreements to acquire by merger six companies (Founding Companies) effective with the IPO. The companies acquired were Suburban Transit Corp. and related companies, Grosvenor Bus Lines, Inc. and subsidiaries, (operating as Gray Line of San Francisco), Leisure Time Tours, Community Bus Lines, Inc. and related companies, Cape Transit Corp. (operating as Adventure Trails), and Arrow Stage Lines, Inc. The aggregate consideration paid by Coach USA to acquire the Founding Companies was approximately $95.2 million (based upon an offering price of $14 per share consisting of a combination of cash and common stock.

                                COACH USA, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  COMMITMENTS AND CONTINGENCIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

     These items have been omitted in accordance with the instructions to Form 10-K. The Registrant will file with the Commission in April 1997 a definitive proxy statement including the information required to be disclosed under these items. Such information is incorporated into this Annual Report by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report.

     (1) and (2) Financial Statements and Financial Statement Schedules -- See Index to Consolidated Financial Statements at Item 8 of this report.

     (3)  Exhibits

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1       --   Agreement and Plan of Organization, dated as of March 21, 1996, by and among Coach USA,
                          Inc., Suburban Transit Corp. and affiliated entities, Suburban Trails Acquisition Corp.
                          and affiliated entities and the Stockholders named therein (Incorporated by reference to
                          Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No.
                          333-2704) of the Company)
           2.2       --   Agreement and Plan of Organization, dated as of March 21, 1996, by and among Coach USA,
                          Inc., Grosvenor Bus Lines, Inc., Grayline Acquisition Corp. and the Stockholders named therein (Incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Registration
                          Statement on Form S-1 (File No. 333-2704) of the Company)
           2.3       --   Agreement and Plan of Organization, dated as of March 21, 1996, by and among Coach USA,
                          Inc., Leisure Time Tours, Leisure Line Acquisition Corp. and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Registration
                          Statement on Form S-1 (File No. 333-2704) of the Company)
           2.4       --   Agreement and Plan of Organization, dated as of March 21, 1996, by and among Coach USA,
                          Inc., Community Coach, Inc. and affiliated entities, Community Coach Acquisition Corp. and affiliated entities and the Stockholders named therein (Incorporated by reference to
                          Exhibit 2.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No.
                          333-2704) of the Company)
           2.5       --   Agreement and Plan of Organization, dated as of March 21, 1996, by and among Coach USA,
                          Inc., Arrow Stage Lines, Inc., Arrow Stage Acquisition Corp. and the Stockholders named therein (Incorporated by reference to Exhibit 2.5 to Amendment No. 1 to the Registration
                          Statement on Form S-1 (File No. 333-2704) of the Company)
           2.6       --   Agreement and Plan of Organization, dated as of March 21, 1996, by and among Coach USA,
                          Inc., Cape Transit Corp., Adventure Trails Acquisition Corp. and the Stockholders named therein (Incorporated by reference to Exhibit 2.6 to Amendment No. 1 to the Registration
                          Statement on Form S-1 (File No. 333-2704) of the Company)

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.7       --   Agreement and Plan of Reorganization, dated as of August 29, 1996, by and among Coach USA,
                          Inc., Coach V Acquisition, Inc., Yellow Cab Service Corporation, George D. Kamins, Joseph
                          M. Chernow and Equus II Incorporated (Incorporated by reference to Exhibit 2.3 to the
                          Company's Current Report on Form 8-K dated September 13, 1996)
           2.8       --   Stock Purchase Agreement dated as of August 29, 1996 by and among Coach USA, Inc., Texas
                          Bus Lines, Inc. and Scott Keller (Incorporated by reference to Exhibit 2.5 to the
                          Company's Current Report on Form 8-K dated September 13, 1996)
           2.9       --   Stock Purchase Agreement dated as of August 29, 1996 by and among Coach USA, Inc., K-T
                          Contract Services, Inc., Kerrville Bus Company, Inc. and Fred Kaiser (Incorporated by
                          reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated September 13,
                          1996)
           3.1       --   Amended and Restated Certificate of Incorporation of Coach USA (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-2704) of the
                          Company)
           3.2       --   By-Laws of Coach USA (Incorporated by reference to Exhibit 3.2 to the Registration
                          Statement on Form S-1 (File No. 333-2704) of the Company)
           4.1       --   Form of certificate evidencing ownership of Common Stock of Coach USA (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-2704) of
                          the Company)
          10.1       --   Coach USA 1996 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to
                          Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-2704) of the
                          Company)
          10.2       --   Coach USA 1996 Non-Employee Directors' Stock Option Plan (Incorporated by reference to
                          Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1 (File No.
                          333-2704) of the Company)
          10.3       --   Employment Agreement between Coach USA and Richard H. Kristinik (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-6525) of the
                          Company)
          10.4       --   Employment Agreement between Coach USA and Lawrence K. King (Incorporated by reference to
                          Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-6525) of the Company)
          10.5       --   Employment Agreement between Coach USA and Douglas M. Cerny (Incorporated by reference to
                          Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-6525) of the Company)
          10.6       --   Employment Agreement between Coach USA, Cape Transit Corp. and John Mercadante, Jr.
                          (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File
                          No. 333-6525) of the Company)
          10.7       --   Employment Agreement among Coach USA, Community Coach, Inc. and affiliated entities and
                          Frank P. Gallagher (Incorporated by reference to Exhibit 10.7 to the Registration
                          Statement on Form S-1 (File No. 333-6525) of the Company)
          10.8       --   Employment Agreement among Coach USA, Leisure Time Tours and Gerald Mercadante
                          (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File
                          No. 333-6525) of the Company)
          10.9       --   Employment Agreement between Grosvenor Bus Lines, Inc. and Robert K. Werbe (Incorporated
                          by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No.
                          333-6525) of the Company)
          10.10      --   Employment Agreement between Arrow Stage Lines, Inc. and Charles D. Busskohl (Incorporated
                          by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No.
                          333-6525) of the Company)

        EXHIBIT
         NUMBER                                                  DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.11      --   Consulting Agreement between Coach USA and Exel Motorcoach Partnership (Incorporated by
                          reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-13483)
                          of the Company)
          10.12      --   Agreement between Coach USA and Exel Motorcoach Partnership with respect to acquisitions
                          (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1
                          (File No. 333-13483) of the Company)
          10.13      --   Agreement from Coach USA and certain of its stockholders to the stockholders of the
                          Founding Companies with respect to restrictions on transfers of Common Stock, registration rights and related matters (Incorporated by reference to Exhibit 10.14 to the Registration
                          Statement on Form S-1 (File No. 333-6525) of the Company)
          10.14      --   Leases by and between Gerdaneu, Inc. and Leisure Time Tours related to property located in
                          Mahwah and Pleasantville, New Jersey and Philadelphia, Pennsylvania (Incorporated by
                          reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-6525)
                          of the Company)
          10.15      --   Lease by and between Liberty Street Corporation and Community Coach, Inc. and its
                          affiliated entities related to property located in Passaic, New Jersey (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-6525)
                          of the Company)
          10.16      --   Lease and Sublease by and between Tri-County Bus Lines, Inc. and Community Coach, Inc. and
                          its affiliated entities related to property located in Passaic, New Jersey (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No.
                          333-6525) of the Company)
          10.17      --   Lease by and between a stockholder of Arrow Stage Lines, Inc. and Arrow Stage Lines, Inc.
                          related to property located in Phoenix, Arizona (Incorporated by reference to Exhibit
                          10.19 to the Registration Statement on Form S-1 (File No. 333-6525) of the Company)
          10.18      --   Credit Agreement dated as of August 14, 1996 among Coach USA, Inc. as Borrower and The
                          Financial Institutions named therein, as Banks, and NationsBank of Texas, N.A., as Agent for the Banks providing for a $115,000,000 revolving credit facility (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 13,
                          1996).
          10.19      --   Amendment No. 2 and Waiver dated as of February 19, 1997 among Coach USA, Inc., financial institutions that are parties to the credit agreement attached to Exhibit 10.18, and
                          NationsBank of Texas, N.A., as agent for the financial institutions, increasing the
                          Company's revolving credit facility to $181,000,000
          11         --   Statement regarding Computation of Net Income Per Share -- See Note 2 of the Notes to
                          Consolidated Financial Statements of Coach USA, Inc. and Subsidiaries contained in Item 8.
                          of this Annual Report on Form 10-K.
          21         --   List of subsidiaries of Coach USA

------------
     (b)  Reports on Form 8-K:

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          COACH USA, INC.
                                          By: /s/ RICHARD H. KRISTINIK
                                                  RICHARD H. KRISTINIK
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

          SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
------------------------------------------------------------   ---------------
   /s/RICHARD H. KRISTINIK    Chairman of the Board and        March 26, 1997
     RICHARD H. KRISTINIK       Chief Executive Officer
                                (Principal Executive
                                Officer)
     /s/LAWRENCE K. KING      Senior Vice President, Chief     March 26, 1997
       LAWRENCE K. KING         Financial Officer and
                                Director (Principal
                                Financial and Accounting
                                Officer)
     /s/STEVEN S. HARTER      Director                         March 26, 1997
       STEVEN S. HARTER

    /s/JOHN MERCADANTE JR.    President, Chief Operating       March 26, 1997
     JOHN MERCADANTE, JR.       Officer and Director

    /s/FRANK P. GALLAGHER     Senior Vice President --         March 26, 1997
      FRANK P. GALLAGHER        Corporate Development and
                                Director
     /s/GERALD MERCADANTE     Senior Vice President --         March 26, 1997
      GERALD MERCADANTE         Northeast Region Operations
                                and Director
                              Director                         March   , 1997
     CHARLES D. BUSSKOHL
                              Director                         March   , 1997
       WILLIAM J. LYNCH
                              Director                         March   , 1997
       PAUL M. VERROCHI
                              Director                         March   , 1997
       THOMAS A. WERBE