Form 10-Q
period 1997-03-31
COACH USA INC
filed 1997-05-15
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1997 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                       Commission File Number:  1-12939

                              ------------------

                               COACH USA, INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                       76-0496471
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        ONE RIVERWAY, SUITE 600

             HOUSTON, TEXAS                                  77056
(Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:   (713) 888-0104

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   [X]     No  [ ]

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 14, 1997 was 18,151,440.

                               COACH USA, INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX

                                                                      PAGE

PART I - FINANCIAL INFORMATION

   Item I - Financial Statements

      COACH USA, INC. PRO FORMA COMBINED

         Introduction to Pro Forma Combined Statements of Income........ 3
         Pro Forma Combined Statements of Income........................ 4
         Notes to Pro Forma Combined Statements of Income............... 5

      COACH USA, INC. AND SUBSIDIARIES

         Condensed Consolidated Balance Sheets.......................... 6
         Condensed Consolidated Statements of Income.................... 7
         Condensed Consolidated Statements of Stockholders' Equity...... 8
         Condensed Consolidated Statements of Cash Flows................ 9
         Notes to Condensed Consolidated Financial Statements...........10

   Item II - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................16

PART II - OTHER INFORMATION

   Item 2 - Changes in Securities.......................................20

      (c)Recent Sales of Unregistered Securities.

   Item 6 - Exhibits and Reports on Form 8-K............................20

      (a)Exhibits.

         27   Financial Data Schedule.

      (b)Reports on Form 8-K.

Signature...............................................................21

                               COACH USA, INC.
                   PART I, ITEM 1 -- FINANCIAL INFORMATION

                             GENERAL INFORMATION

           INTRODUCTION TO PRO FORMA COMBINED STATEMENTS OF INCOME

     In September 1995, Coach USA, Inc. ("Coach USA" or the "Company"), was founded to create a national company providing motorcoach transportation services, including charter and tour services, and related passenger ground transportation services.

     In May 1996, Coach USA acquired, simultaneously with the closing of an initial public offering (the "Initial Public Offering"), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA. These six businesses along with Coach USA prior to the Initial Public Offering are referred to herein as the "Founding Companies" and the transaction pursuant to which these six businesses were acquired is referred to herein as the "Merger" or "Mergers." Coach USA acquired nine additional businesses in 1996 and three additional businesses on February 28, 1997. Of these twelve additional businesses acquired (collectively the "Acquisitions"), seven were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining five businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies."

     The accompanying pro forma combined statements of income of the Company for the three months ended March 31, 1996 and 1997, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1996, and the Purchased Companies from the date of their acquisition.

     The Founding Companies were not under common control or management through May 1996. The Pooled Companies and Purchased Companies were not under common control or management prior to their acquisition. This pro forma information may not be indicative of the actual results if the transactions had occurred on the dates indicated or which may be realized in the future. Neither expected benefits and cost reductions anticipated by the Company nor future corporate costs of Coach USA, nor interest expense savings as a result of the offering proceeds have been reflected in the pro forma information for 1996.

     Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these pro forma combined financial statements be read in conjunction with the consolidated financial statements of the Company and the Founding Companies and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 28056), as filed with the Securities and Exchange Commission ("SEC").

                       COACH USA, INC. AND SUBSIDIARIES
                    PRO FORMA COMBINED STATEMENTS OF INCOME

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED

                                                                  MARCH 31,

                                                               1996       1997

REVENUES.....................................................$52,515    $69,311
OPERATING EXPENSES........................................... 42,778     54,386
                                                             -------    -------
      Gross profit...........................................  9,737     14,925
GENERAL AND ADMINISTRATIVE EXPENSES..........................  9,330      7,920
GOODWILL AMORTIZATION........................................     47        318
ACQUISITION RELATED COSTS....................................   --          117
                                                             -------    -------
      Operating income.......................................    360      6,570

INTEREST EXPENSE.............................................  2,587      3,199
                                                             -------    -------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS.... (2,227)     3,371

PROVISION FOR INCOME TAXES...................................     45      1,402
                                                             -------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS..................... (2,272)     1,969
EXTRAORDINARY ITEMS (NET OF INCOME TAXES)....................   --           89
                                                             -------    -------
NET INCOME (LOSS)............................................$(2,272)   $ 1,880
                                                             =======    =======
PRO FORMA ADJUSTMENTS:

   Income (loss) before extraordinary items..................$(2,272)   $ 1,969
   Pro forma compensation and interest differential..........  3,592        107
   Acquisition related costs.................................   --          117
   Less:  Pro forma provision for income taxes...............    504         43
                                                             -------    -------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEMS..................$   816    $ 2,150
                                                             =======    =======

WEIGHTED AVERAGE COMMON AND

  COMMON EQUIVALENT SHARES OUTSTANDING....................... 13,372     18,513
                                                             =======    =======

PRO FORMA INCOME PER COMMON AND COMMON

EQUIVALENT SHARE BEFORE EXTRAORDINARY ITEMS..................$   .06    $   .12

The accompanying notes are an integral part of these pro forma combined statements of income.

                       COACH USA, INC. AND SUBSIDIARIES
               NOTES TO PRO FORMA COMBINED STATEMENTS OF INCOME

BACKGROUND AND ORGANIZATION

     The Founding Companies and Pooled Companies have been managed prior to their acquisitions as independent private companies. Therefore, general and administrative expenses and interest expense for the periods presented reflect compensation and related benefits that owners received from their respective businesses prior to acquisition. Additional pro forma adjustments have been presented for the purpose of reflecting net income as if the merger of the Founding Companies and the acquisition of the Pooled Companies had occurred January 1, 1996. Certain stockholders agreed to reductions in salaries, benefits and the conversion of outstanding debt to equity in connection with the Acquisitions. Certain stockholders also have entered into employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and two-year covenants not to compete following termination of such person's employment.

     The pro forma data presents compensation at the level that certain stockholders of the Company agreed to receive from the Companies subsequent to the Merger and Pooled Company acquisitions as well as a non-recurring non-cash charge recorded by the Company in March 1996. In addition, the pro forma data presents the reduction of interest expense related to the conversion of stockholders' debt to equity at one of the Pooled Companies and the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and for the impact of the compensation differential and interest reduction discussed above.

PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of pro forma net income per common and common equivalent share for the three months ended March 31, 1996 is based upon 13,371,675 weighted average shares outstanding which include (i) 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) 1,700,714 of the 4,140,000 shares sold in the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies, (iv) 118,142 of the 4,140,000 shares sold in the Initial Public Offering attributed to excess S Corporation distributions, (v) 3,862,369 shares issued in connection with the acquisition of the Pooled Companies, and (vi) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies.

     The computation of pro forma net income per common and common equivalent share for the three months ended March 31, 1997 is based upon 18,512,629 weighted average shares outstanding, common and common equivalent share, which include (i) 17,777,126 shares issued and outstanding for the entire three month period, (ii) 981 shares issued to minority interest of the Pooled Companies, and
(iii) 734,522 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company's common stock, using the treasury stock method.

                       COACH USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          DECEMBER 31, March 31,
                                                               1996      1997
                                                             --------  --------
                           ASSETS                                    (Unaudited)

CURRENT ASSETS:

     Cash and cash equivalents ............................  $  1,470  $  6,544
     Accounts receivable, less allowance of $2,096 and
       $ 2,213.............................................    18,659    22,526
     Notes receivable, current portion ....................     2,811     4,098
     Inventories ..........................................     8,758     9,701
     Prepaid expenses and other current assets ............    12,628    14,925
                                                             --------  --------
         Total current assets .............................    44,326    57,794

PROPERTY AND EQUIPMENT, net ...............................   210,754   269,925
NOTES RECEIVABLE, less allowance of $500 and $500 .........     4,231     5,013
GOODWILL, NET .............................................    30,142    72,447
OTHER ASSETS, NET .........................................    10,497    10,945
                                                             --------  --------
         Total assets .....................................  $299,950  $416,124
                                                             ========  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term obligations ..........  $ 14,877  $  6,452
     Accounts payable and accrued liabilities .............    36,948    72,131
                                                             --------  --------
         Total current liabilities ........................    51,825    78,583

LONG-TERM OBLIGATIONS, net of current maturities ..........    98,106   160,368
CONVERTIBLE SUBORDINATED NOTES, net of current maturities..    18,500    36,830
DEFERRED INCOME TAXES .....................................    21,593    28,537
                                                             --------  --------
         Total liabilities ................................   190,024   304,318

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Common stock $.01 par, 30,000,000 shares authorized,
        17,777,126 and 17,778,107 shares issued and
        outstanding .......................................       178       178

     Additional paid-in capital ...........................   101,325   101,325
     Retained earnings ....................................     8,423    10,303
                                                             --------  --------
         Total stockholders' equity .......................   109,926   111,806
                                                             --------  --------
         Total liabilities and stockholders' equity .......  $299,950  $416,124
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

                          COACH USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                     (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                 1996     1997
                                                               -------- --------
REVENUES.......................................................$ 28,294 $ 69,311
OPERATING EXPENSES.............................................  21,234   54,386

       Gross profit............................................   7,060   14,925
GENERAL AND ADMINISTRATIVE EXPENSES............................   4,311    8,238
ACQUISITION RELATED COSTS......................................    --        117
                                                               -------- --------
       Operating income........................................   2,749    6,570

INTEREST EXPENSE...............................................   1,868    3,199
                                                               -------- --------

INCOME BEFORE INCOME TAXES AND

   EXTRAORDINARY ITEMS.........................................     881    3,371
PROVISION FOR INCOME TAXES.....................................     431    1,402
                                                               -------- --------
INCOME BEFORE EXTRAORDINARY ITEMS..............................     450    1,969
EXTRAORDINARY ITEMS (NET OF INCOME TAXES)......................    --         89
                                                               -------- --------
NET INCOME.....................................................$    450 $  1,880
                                                               ======== ========
WEIGHTED AVERAGE COMMON AND COMMON

  EQUIVALENT SHARES OUTSTANDING................................   3,862   18,513
                                                               ======== ========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:

   INCOME BEFORE EXTRAORDINARY ITEMS...........................$    .12 $    .10

   EXTRAORDINARY ITEMS.........................................     --        --

   NET INCOME .................................................$    .12 $    .10
                                                               ======== ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          COACH USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               (AMOUNTS IN THOUSANDS)

                                                                        COMMON STOCK         ADDITIONAL    RETAINED         TOTAL
                                                                       -----------------      PAID-IN       EARNINGS   STOCKHOLDERS'
                                                                       SHARES     AMOUNT      CAPITAL      (DEFICIT)        EQUITY
                                                                       ------     ------     ---------      --------      ---------
BALANCE AT DECEMBER 31, 1995 .....................................      3,863     $   39     $   5,160      $   (820)     $   4,379
   Issuance of Common Stock:
      Proceeds of stock offerings ................................      6,224         62        96,502          --           96,564
      Merger with Predecessor ....................................      2,166         22         2,055        (2,053)            24
      Acquisition of Founding Companies 5,099 ....................         51      6,323         9,155        15,529
   Cash Distribution to Founding Companies'
      Shareholders ...............................................       --         --         (23,810)         --          (23,810)
   Reorganization ................................................       --         --           4,402        (4,402)          --
   Conversion from S Corporation to C Corporation

      for Founding Companies .....................................       --         --            --          (5,426)        (5,426)
   Conversion of debt to equity ..................................        425          4        10,198          --           10,202
   S Corporation dividends paid by certain Pooled

      Companies ..................................................       --         --            --          (1,838)        (1,838)
   Adjustment to conform fiscal year ends of Pooled
      Companies ..................................................       --         --            --             267            267
   Net income ....................................................       --         --            --          13,540         13,540
   Capital contributions equal to the current income

      taxes of S Corporations ....................................       --         --             341          --              341
   Other .........................................................       --         --             154          --              154
                                                                       ------     ------     ---------      --------      ---------
BALANCE AT DECEMBER 31, 1996 .....................................     17,777        178       101,325         8,423        109,926
   Net income (unaudited) ........................................          1       --            --           1,880          1,880
                                                                       ------     ------     ---------      --------      ---------
BALANCE AT MARCH 31, 1997 (unaudited) ............................     17,778     $  178     $ 101,325      $ 10,303      $ 111,806
                                                                       ======     ======     =========      ========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           COACH USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             --------------------------
                                                               1996              1997
                                                             -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income .............................................  $   450           $  1,880
   Adjustments to reconcile net income to net cash
      provided by operating activities-

      Depreciation and amortization .......................    2,213              5,288
      Deferred tax provision ..............................      521              1,930
      Changes in operating assets and liabilities-

         Accounts receivable, net .........................       37                (56)
         Inventories ......................................     (826)              (372)
         Notes receivable .................................   (2,618)            (2,069)
         Prepaid expenses and other current assets ........       15             (1,149)
         Accounts payable and accrued liabilities .........    1,822             20,278
         Other ............................................      309                 93
                                                             -------           --------
            Net cash provided by operating activities .....    1,923             25,823
                                                             -------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ....................   (4,058)           (31,672)
   Proceeds from sales of property and equipment ..........     --                2,057

   Cash consideration paid for Purchased Companies,

     net of cash acquired .................................     --              (26,128)
                                                             -------           --------
            Net cash used in investing activities .........   (4,058)           (55,743)
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term obligations ............   (2,276)           (34,384)
   Proceeds from issuance of long-term obligations ........    4,048             69,378
   S Corporation dividends paid by certain Pooled Companies     (487)              --
                                                             -------           --------
            Net cash provided by financing activities .....    1,285             34,994
                                                             -------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......     (850)             5,074
CASH AND CASH EQUIVALENTS, beginning of period ............    3,411              1,470
                                                             -------           --------
CASH AND CASH EQUIVALENTS, end of period ..................  $ 2,561           $  6,544
                                                             =======           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

   INFORMATION:

      Cash paid for interest ..............................  $    82           $  3,520
      Cash paid for income taxes ..........................    1,647                477
      Assets acquired under capital leases ................    2,981              2,355
      Debt issued for Purchased Companies .................     --               18,330

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

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --

                                 (CONTINUED)

                       COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION:

     In September 1995, Coach USA, Inc. ("Coach USA" or the "Company") was founded to create a national company providing motorcoach transportation services, including charter and tour services, and related passenger ground transportation services.

     In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering (the "Initial Public Offering"), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA (the "Common Stock"). These six businesses along with Coach USA prior to the Initial Public Offering are referred to herein as the "Founding Companies," and the transaction pursuant to which these six businesses were acquired is referred to herein as the "Merger" or "Mergers." Coach USA acquired nine additional businesses in 1996 and three additional businesses on February 28, 1997. Of these twelve additional businesses acquired, seven were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining five businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note 6).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of Coach USA, the Founding Companies from June 1, 1996, the effective date used to account for the acquisitions of the Founding Companies, the Purchased Companies since their dates of acquisition, and give retroactive effect to the acquisitions of the Pooled Companies. Accordingly, the historical financial statements for the three months ended March 31, 1996 represent that of the Pooled Companies prior to their acquisition by the Company. The Pooled Companies, the Founding Companies from June 1, 1996, and the Purchased Companies since date of acquisition, are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

   INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

     It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto of the combined Founding Companies included in Coach USA's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the SEC.

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

   RECLASSIFICATIONS

     Certain reclassifications have been made in prior periods to conform with the current presentation. All significant intercompany transactions have been eliminated in consolidation.

3.   INCOME TAXES

     Certain of the Founding Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the Merger are the responsibility of the respective stockholders. Effective with the Merger, the S Corporations converted to C Corporations. Accordingly, an estimated deferred tax liability of $5.4 million has been recorded to provide for the estimated future income tax liability as a result of the differences between the book and tax bases of the net assets of these former S Corporations.

4.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of net income per common and common equivalent share for the three months ended March 31, 1996 is based upon 3,862,369 shares issued in connection with the acquisition of the Pooled Companies.

     The computation of net income per share for the three months ended March 31, 1997 is based upon 18,512,629 weighted average shares outstanding which include (i) 17,778,107 shares issued and outstanding for the entire three month period, and (ii) 981 shares issued to minority interest of one of the Pooled Companies, and (iii) 734,522 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase common stock, using the treasury stock method.

     Fully diluted net income per common and common equivalent share is equal to primary earnings per share for all periods presented.

   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share (EPS) such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --

                                 (CONTINUED)

     The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The Company anticipates that the amounts reported for basic EPS for the unaudited three months ended March 31, 1996 and 1997 will be $0.12 and $0.11, and that basic EPS for the unaudited pro forma three months ended March 31, 1996 and 1997 will be $0.06 and $0.12. The Company anticipates that the amounts reported for diluted EPS for the unaudited three months ended March 31, 1996 and 1997 will be $0.12 and $0.10 and that diluted EPS for the unaudited pro forma three months ended March 31, 1996 and 1997 will be $0.06 and $0.12.

5.   LONG TERM OBLIGATIONS

     In February 1997, the Company amended and restated its Credit Facility. The Credit Facility, as amended, provides for a revolving facility of $181 million through a syndicate of eight banks, and allows the Company to have borrowings of up to $40 million (in addition to fully subordinated debt provided that certain financial tests are met) outside the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and matures August 14, 1999, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 1.0% or the London Interbank Offered Rate ("LIBOR") plus 1.0% to 2.25% (7.44% at March 31, 1997), both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee ranging from 0.25% to 0.50% is payable on the unused portion of the Credit Facility. Under the terms of the Credit Facility, the Company must maintain certain minimum financial ratios. The Credit Facility prohibits the payment of cash dividends. As of April 30, 1997, the Company had a total of $173.2 million outstanding under the Credit Facility and other sources and had utilized $4.9 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $42.9 million under the Credit Facility and other sources. The Company's obligations under the Credit Facility are guaranteed by the subsidiaries of the Company.

     The obligations of the lenders under the Credit Facility to advance funds is subject to the satisfaction of certain conditions customary in agreements of this type. In addition, the Company and its subsidiaries are subject to certain customary affirmative and negative covenants contained in the Credit Facility. In addition, the Credit Facility requires that the Company adhere to certain specified financial covenants, including minimum net worth and tangible net worth levels, minimum fixed charge coverage ratios, and maximum capital expenditure levels.

     In connection with the February acquisitions, Coach USA issued $18.3 million in convertible subordinated notes (the Notes) to former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The Notes bear interest, payable quarterly, at a weighted average interest rate of 5.2 percent and are convertible by the holder into shares of the Company's Common Stock at a

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --

                                 (CONTINUED)

weighted average price of $37.90 per share. The Notes are redeemable for cash or the Company's Common Stock at the option of the Company at any time after one year of issuance. The terms of the Notes require $8.3 million of principal payments in 1999 and 10.0 million of principle payments in 2000 (convertible into 484,239 shares of Common Stock).

6.   BUSINESS COMBINATIONS

   POOLINGS

     During 1996 and the first quarter of 1997, the Company acquired all of the outstanding stock of seven companies in exchange for 3,862,369 shares of Common Stock. These companies provide motorcoach transportation and taxicab services. These acquisitions have been accounted for as poolings-of-interests and the results of operations of these seven companies are included for all periods presented herein.

   PURCHASES

     On August 29, 1996 and February 28, 1997, the Company completed three acquisitions and two acquisitions, respectively, accounted for as purchases. The aggregate consideration paid in these transactions consisted of $48.8 million in cash and $40.8 million of notes convertible into 1,234,699 shares of Common Stock. The accompanying balance sheet as of December 31, 1996 and March 31, 1997 include preliminary allocations of the respective purchase prices and are subject to final adjustment. The preliminary allocations reflected liabilities in excess of assets of $73.1 million, which has been recorded as Goodwill and is being amortized over 40 years. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's results of operations for the three months ended March 31, 1996 and 1997. The unaudited data presented below consists of the income statement data as presented in these condensed consolidated financial statements plus (i) the income statement data of the Founding Companies for the periods prior to June 1, 1996 and (ii) all Purchased Companies as if the acquisitions were effective on the first day of the year being reported. The revenue and net income data are in thousands.

                                                               For the Three
                                                      Year Ended    Months Ended
                                                        December 31,   March 31,
                                                            1996           1997
                                                           --------      -------
                                                                (unaudited)
Revenues ............................................      $347,452      $79,373
Income before extraordinary items ...................        17,286        1,374
Income per share before extraordinary items .........          1.13          .07

     Pro forma adjustments included in the amounts above primarily relate to:
(a) reductions in former owners and certain key employees salary and benefits;
(b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) adjustment to the federal and state income tax provisions based on the combined operations; (d) elimination of historical interest expense related to certain obligations converted to equity, and (e) to record interest expense on cash expended and the convertible subordinated notes issued in the acquisitions of the Purchased Companies.

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

   REGULATORY MATTERS

     The Surface Transportation Board ("STB") must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the acquisitions completed in December 1996, February 1997 or future acquisitions.

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

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through March 31, 1997. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

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

     Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. On May 17, 1996, Coach USA acquired, simultaneously with the closing of the Initial Public Offering, the six Founding Companies. Through the remainder of 1996 and the first quarter of 1997, the Company acquired twelve additional businesses. The acquisition of seven of these businesses has been accounted for under the pooling-of-interests method of accounting and the remaining five have been accounted for under the purchase method of accounting. As a result, the pro forma combined financial statements, including the pro forma combined results discussed below, include the historical financial statements of the Founding Companies and the Company (including the Pooled Companies) for all periods presented at historical cost and the Purchased Companies from the date of acquisition, as if these companies had always been members of the same operating group and give effect to (i) the Compensation Differential; (ii) the elimination of merger costs related to pooled acquisitions; (iii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the subsequent acquisitions; and (iv) the tax impact of the Compensation Differential in each period.

     The Company has begun to realize savings by consolidating certain general administrative and purchasing functions and reducing insurance expenses. In addition, the Company has begun to realize savings from its ability to borrow at lower interest rates than the Founding Companies and the subsequent acquisitions. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management. Neither these savings nor the costs associated therewith for the periods prior to the Initial Public Offering and subsequent acquisitions have been included in the pro forma financial information discussed below. As a result, pro forma results may not be comparable to, or indicative of, future performance.

     The Company's motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts to provide motorcoach services. Taxicab operation revenues are derived from fees and other services charged to independent taxicab operators. Operating expenses consist primarily of salaries and benefits for motorcoach drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and commissions to agents. General and administrative expenses consist primarily of compensation and related benefits to the owners and certain key employees of the Founding Companies, the Pooled Companies, and the Purchased Companies, administrative salaries and benefits, marketing, communications and professional fees.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

RESULTS OF OPERATIONS -- PRO FORMA COMBINED (UNAUDITED)

                                                              Three Months Ended
                                                                   MARCH 31,
                                                                1996     1997
                                                               -------  -------
   Revenues....................................................$52,515  $69,311
   Operating Expenses.......................................... 42,778   54,386

      Gross Profit.............................................  9,737   14,925
   General and Administrative Expenses.........................  6,122    8,131
   Interest Expense............................................  2,250    3,199
                                                               -------  -------
   Income Before Income Taxes and Extraordinary Items..........  1,365    3,595
   Provision for Income Taxes..................................    549    1,445
                                                               -------  -------
   Pro Forma Income Before Extraordinary Items.................$   816  $ 2,150
                                                               =======  =======

      The pro forma combined results discussed below occurred when the combined Founding Companies were under common control and management from June 1, 1996, and the Pooled and Purchased Companies were under common control from the date of their respective acquisitions. During all other periods reflected, the companies were not under common control or management and may not be comparable to, or indicative of, future performance.

COMBINED RESULTS FOR THREE MONTHS ENDED MARCH 1996 COMPARED TO 1997

      Revenues increased by 32.0% to $69.3 million for the three months ended March 31, 1997. The increase in revenues was largely due to the revenues of the Purchased Companies of approximately $14.1 million, and incremental increases at certain other locations.

      Operating expenses increased 27.1% to $54.4 million for the three months ended March 31, 1997. The increase in operating expenses was the result of the increased operations offset by savings in the Company's insurance program and parts buying program.

      General and administrative expenses, after elimination of the Compensation Differential and acquisition related costs, increased 32.8% as compared to the three months ended March 31, 1996. The increase in general and administrative expenses in the three month period ended March 31, 1997 was largely due to an increase of $0.7 million related to the establishment of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies and the overall increase in operations and $0.3 million of cost associated with goodwill amortization related to the acquisitions of the Purchased Companies.

      Interest expense increased $0.9 million as compared to the three months ended March 31, 1996, due to the higher level of debt related to additional equipment and debt related to the Purchased Companies, partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering, a secondary offering of Common Stock, and due to lower interest rates for borrowing under the Credit Facility.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      Pro forma net income before extraordinary items, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to continued revenue growth and the effects of increased purchasing power on lowering certain costs.

RESULTS OF OPERATIONS -- HISTORICAL (UNAUDITED)

                                                              Three Months Ended
                                                                   MARCH 31,
                                                                1996     1997
                                                               -------  -------
   Revenues....................................................$28,294  $69,311
   Operating Expenses.......................................... 21,234   54,386

      Gross Profit.............................................  7,060   14,925
   General and Administrative Expenses.........................  4,311    8,355
   Interest Expense............................................  1,868    3,199
                                                               -------  -------
   Income Before Income Taxes and Extraordinary Items..........    881    3,371
   Provision for Income Taxes..................................    431    1,402
                                                               -------  -------
   Income Before Extraordinary Items...........................$   450  $ 1,969
                                                               =======  =======

      The historical results include historical results of the Pooled Companies in both periods, the Founding Companies from June 1, 1996 and the Purchased Companies from their respective dates of acquisitions.

HISTORICAL RESULTS FOR THREE MONTHS ENDED MARCH 1996 COMPARED TO 1997

      Revenues increased by 145% to $69.3 million for the three months ended March 31, 1997. The increase in revenues was largely due to the revenues of the Founding Companies of $24.5 million and revenues of the Purchased Companies of $14.1 million, and incremental increases at certain Pooled Companies.

      Operating expenses increased 156% to $54.4 million for the three months ended March 31, 1997. The increase in operating expenses was the result of the increased operations.

      General and administrative expenses increased 94% as compared to the three months ended March 31, 1996. The increase in general and administrative expenses in the three month period ended March 31, 1997 was primarily due to the overall increase in operations and the establishment of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

      Interest expense increased $1.3 million as compared to the three months ended March 31, 1996, due to the higher level of debt related to additional equipment and debt related to the Founding Companies and the Purchased Companies, partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering, a secondary offering of Common Stock, and due to lower rates from the Credit Facility.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

      Net income before extraordinary items increased during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to the acquisitions of the Founding Companies and Purchased Companies and the effects of increased purchasing power on lowering certain costs.

LIQUIDITY AND CAPITAL RESOURCES -- PRO FORMA COMBINED

      Net cash provided by operating activities was $25.8 million for the three months ended March 31, 1997. Capital expenditures during the period totaled $31.7 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions. Also, during the three months ended March 31, 1997, the Company had net new borrowings of $35.0 million. These proceeds were used in part for $26.1 million of cash consideration used in purchasing two companies in February 1997.

      In February 1997, the Company amended and restated its Credit Facility. The Credit Facility, as amended, provides for a revolving facility of $181 million through a syndicate of eight banks, and allows the Company to have borrowings of up to $40 million (in addition to fully subordinated debt provided that certain financial tests are met) outside the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and matures August 14, 1999, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 1.0% or the London Interbank Offered Rate ("LIBOR") plus 1.0% to 2.25% (7.44% at March 31, 1997), both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee ranging from 0.25% to 0.50% is payable on the unused portion of the Credit Facility. Under the terms of the Credit Facility, the Company must maintain certain minimum financial ratios. The Credit Facility prohibits the payment of cash dividends. As of April 30, 1997, the Company had a total of $173.2 million outstanding under the Credit Facility and other sources and had utilized $4.9 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $42.9 million under the Credit Facility and other sources. The Company's obligations under the Credit Facility are guaranteed by the subsidiaries of the Company.

      The obligations of the lenders under the Credit Facility to advance funds is subject to the satisfaction of certain conditions customary in agreements of this type. In addition, the Company and its subsidiaries are subject to certain customary affirmative and negative covenants contained in the Credit Facility. In addition, the Credit Facility requires that the Company adhere to certain specified financial covenants, including minimum net worth and tangible net worth levels, minimum fixed charge coverage ratios, and maximum capital expenditure levels.

      Management believes that the Company's revolving credit facility, its cash flows from operations, and shares of Common Stock available under its shelf registration statement will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans for the next 12 months. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

                                COACH USA, INC.
                          PART II - OTHER INFORMATION

Item 2. Changes in Securities.

          In connection with the acquisition of all of the outstanding capital stock of Antelope Valley Bus, Inc. of Lancaster, California on February 28, 1997 the Company issued 578,033 shares of common stock to the three beneficial owners of Antelope. These shares of Company common stock were not registered under the Securities Act of 1933. The shares were issued in reliance upon the exemption provided by Section 4 (2) of the Securities Act for transactions not involving a public offering.

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

                                             COACH USA, INC.

Dated: May 14, 1997                        By: Lawrence K. King
                                           Name: Lawrence K. King
                                           Title:Senior Vice President and Chief
                                           Financial Officer