Form 10-Q
period 1997-06-30
COACH USA INC
filed 1997-08-14
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

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

                            Yes  [X]            No  [ ]

           The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 12, 1997 was 19,519,774.

                                 COACH USA, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
                                      INDEX
                                                                            PAGE
PART I - FINANCIAL INFORMATION
  Item I - Financial Statements

       COACH USA, INC. PRO FORMA COMBINED
            Introduction to Pro Forma Combined Statements of Income........    3
            Pro Forma Combined Statements of Income........................    4
            Notes to Pro Forma Combined Statements of Income...............    5

       COACH USA, INC. AND SUBSIDIARIES
            Condensed Consolidated Balance Sheets..........................    6
            Condensed Consolidated Statements of Income....................    7
            Condensed Consolidated Statements of Stockholders' Equity......    8
            Condensed Consolidated Statements of Cash Flows................    9
            Notes to Condensed Consolidated Financial Statements...........   10


  Item II - Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................   15

PART II - OTHER INFORMATION

  Item 1 - Legal proceedings...............................................   20

  Item 2 - Changes in Securities...........................................   20

  Item 3 - Defaults Upon Senior Securities.................................   20

  Item 4 - Submission of Matters to a Vote of Security Holders.............   20

  Item 5 - Other Information...............................................   20

  Item 6 - Exhibits and Reports on Form 8-K................................   20

       (a)  Exhibits.

                Exhibit 10.1 Credit Agreement Among Coach USA, Inc. as Borrower, The Financial Institutions named in this Credit Agreement as Banks and NationsBank of Texas, N.A., as Agent for the Banks dated August 13, 1997.

                Exhibit 27.1 Financial Data Schedule

       (b)  Reports on Form 8-K.

Signature...................................................................  22

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

        In May 1996, Coach USA acquired, simultaneously with the closing of an initial public offering (the "Initial Public Offering"), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA. These six businesses along with Coach USA prior to the Initial Public Offering are referred to herein as the "Founding Companies" and the transaction pursuant to which these six businesses were acquired is referred to herein as the "Merger" or "Mergers." Coach USA has acquired additional businesses in 1996 and 1997. Of these additional businesses acquired (collectively the "Acquisitions"), several acquisitions were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies."

        The accompanying pro forma combined statements of income of the Company for the six months ended June 30, 1996 and 1997, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1996, and the Purchased Companies from the date of their acquisition.

        The Founding Companies were not under common control or management through May 1996. The Pooled Companies and Purchased Companies were not under common control or management prior to their acquisition. This pro forma information may not be indicative of the actual results if the transactions had occurred on the dates indicated or the actual results which may be realized in the future. Expected benefits and cost reductions anticipated by the Company, future corporate costs of Coach USA, and interest expense savings as a result of the offering proceeds have not been reflected in the pro forma information for 1996.

        Operating results for the interim periods are not necessarily indicative of the results for full years. The results of the Company have historically been subject to significant seasonal fluctuations. It is suggested that these pro forma combined financial statements be read in conjunction with the consolidated financial statements of the Company and the Founding Companies and the notes thereto included in the Company's Annual Report on Form 10-K (File No. 28056), as filed with the Securities and Exchange Commission ("SEC") and the supplemental consolidated financial statements of the Company included in Form 8-K dated August 8, 1997.

                        COACH USA, INC. AND SUBSIDIARIES
                     PRO FORMA COMBINED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA )
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         -----------------------------
                                                             1996              1997
                                                         -----------       -----------
REVENUES.................................................$   139,214       $   199,329
OPERATING EXPENSES.......................................    109,062           150,893
                                                         -----------       -----------
           Gross profit..................................     30,152            48,436
GENERAL AND ADMINISTRATIVE EXPENSES......................     19,970            22,128
GOODWILL AND OTHER AMORTIZATION..........................        234             1,342
ACQUISITION RELATED COSTS................................       --                 348
                                                         -----------       -----------
           Operating income..............................      9,948            24,618

INTEREST EXPENSE.........................................      5,043             7,343
                                                         -----------       -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS.......      4,905            17,275

PROVISION FOR INCOME TAXES...............................      2,201             7,208
                                                         -----------       -----------
INCOME BEFORE EXTRAORDINARY ITEMS........................      2,704            10,067
EXTRAORDINARY ITEMS (NET OF INCOME TAXES)................       --                (400)
                                                         -----------       -----------
NET INCOME ..............................................$     2,704       $     9,667
                                                         ===========       ===========
PRO FORMA ADJUSTMENTS:
      Income before extraordinary items..................$     2,704       $    10,067
      Pro forma compensation and interest differential...      4,848               425
      Acquisition related costs..........................       --                 348
      Less:  Pro forma provision for income taxes........      1,849               172
                                                         -----------       -----------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEMS..............$     5,703       $    10,668
                                                         ===========       ===========
WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING...................     15,250            19,904
                                                         ===========       ===========
PRO FORMA INCOME PER COMMON AND COMMON
EQUIVALENT SHARE BEFORE EXTRAORDINARY ITEMS..............$       .37       $       .54
                                                         ===========       ===========

The accompanying notes are an integral part of these pro forma combined statements of income.

                        COACH USA, INC. AND SUBSIDIARIES
                NOTES TO PRO FORMA COMBINED STATEMENTS OF INCOME

        The Founding Companies, Pooled Companies and Purchased Companies have been managed prior to their acquisitions as independent private companies. Therefore, general and administrative expenses and interest expense for the periods presented reflect compensation and related benefits that owners received from their respective businesses prior to acquisition. Additional pro forma adjustments have been presented for the purpose of reflecting net income as if the merger of the Founding Companies and the acquisition of the Pooled Companies had occurred January 1, 1996. Certain stockholders agreed to reductions in salaries, benefits and the conversion of outstanding debt to equity in connection with the Acquisitions. Certain stockholders also have entered into employment agreements which provide for a set base salary, participation in future incentive bonus plans, certain other benefits and two-year covenants not to compete following termination of such person's employment.

        The pro forma data presents compensation at the level that certain stockholders of the Company agreed to receive from the Founding and Pooled Companies subsequent to the Merger and Pooled Company acquisitions as well as a non-recurring non-cash charge recorded by the Company in March 1996. In addition, the pro forma data presents the reduction of interest expense related to the conversion of stockholders' debt to equity at one of the Pooled Companies, the reduction of the acquisition related costs incurred in the acquisition of the Pooled Companies, and the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and for the impact of the compensation differential and interest reduction discussed above.

PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        The computation of pro forma net income per common and common equivalent share for the six months ended June 30, 1996 is based upon 15,249,587 weighted average shares outstanding which includes (i) 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) 1,700,714 of the 4,140,000 shares sold in the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies, (iv) 118,142 of the 4,140,000 shares sold in the Initial Public Offering attributed to excess S Corporation distributions, (v) 561,156 of the 4,140,000 shares sold in the Initial Public Offering, net of shares sold to cover the purchase of the Founding Companies, (vi) 5,027,305 shares issued in connection with the acquisition of the Pooled Companies, (vii) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, and (viii) 151,820 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company's common stock, using the treasury stock method.

        The computation of pro forma net income per common and common equivalent share for the six months ended June 30, 1997 is based upon 19,904,180 weighted average shares outstanding, common and common equivalent shares, which include
(i) 18,942,062 shares issued and outstanding for the entire six month period and
(ii) 981 shares issued to minority interests of the Pooled Companies, and (iii) 285,231 representing the weighted average portion of shares issued in connection with the Acquisitions completed in 1997, and (iv) 675,906 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company's common stock, using the treasury stock method.

                        COACH USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    DECEMBER 31,        JUNE 30,
                                                                                                        1996              1997
                                                                                                   -------------       ---------
                               ASSETS                                                                                 (Unaudited)

CURRENT ASSETS:
         Cash and cash equivalents.................................................................$       2,786     $       1,512
         Accounts receivable, less allowance of $2,579 and $2,997..................................       23,216            32,766
         Notes receivable, current portion.........................................................        2,811             3,438
         Inventories...............................................................................        9,670            13,080
         Prepaid expenses and other current assets.................................................       13,797            20,399
                                                                                                   -------------     -------------
                Total current assets...............................................................       52,280            71,195

PROPERTY AND EQUIPMENT, net........................................................................      224,830           346,102
NOTES RECEIVABLE, less allowance of $500 and $500..................................................        4,231             6,142
GOODWILL, net......................................................................................       30,561            91,905
OTHER ASSETS, net..................................................................................       17,916            23,447
                                                                                                   -------------     -------------
                Total assets.......................................................................$     329,818     $     538,791
                                                                                                   =============     =============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current maturities of long-term obligations...............................................$      19,872     $      13,764
         Accounts payable and accrued liabilities..................................................       45,885           111,619
                                                                                                   -------------     -------------
                Total current liabilities..........................................................       65,757           125,383

LONG-TERM OBLIGATIONS, net of current maturities...................................................      108,955            56,510
SENIOR SUBORDINATED NOTES..........................................................................         --             150,000
CONVERTIBLE SUBORDINATED NOTES, net of current maturities..........................................       18,500            40,580
DEFERRED INCOME TAXES..............................................................................       24,027            34,961
                                                                                                   -------------     -------------
                Total liabilities..................................................................      217,239           407,434
                                                                                                   -------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Common stock $.01 par, 30,000,000 shares authorized, 18,942,062 and
            19,488,034 shares issued and outstanding...............................................          189               194
         Additional paid-in capital................................................................      103,274           112,470
         Cumulative translation adjustment.........................................................         (209)             (222)
         Retained earnings.........................................................................        9,325            18,915
                                                                                                   -------------     -------------
                Total stockholders' equity.........................................................      112,579           131,357
                                                                                                   -------------     -------------
                Total liabilities and stockholders' equity.........................................$     329,818     $     538,791
                                                                                                   =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                      ---------------------------     -----------------------------
                                                                          1996            1997             1996             1997
                                                                      -----------     -----------     ------------     ------------
REVENUES............................................................  $    56,713     $   119,083     $     94,276     $    199,329
OPERATING EXPENSES..................................................       42,747          87,322           71,437          150,893
                                                                      -----------     -----------     ------------     ------------
           Gross profit.............................................       13,966          31,761           22,839           48,436
GENERAL AND ADMINISTRATIVE EXPENSES.................................        6,492          12,074           12,893           22,128
AMORTIZATION EXPENSE................................................          122             813              234            1,342
ACQUISITION RELATED COSTS...........................................         --               231             --                348
                                                                      -----------     -----------     ------------     ------------
           Operating income.........................................        7,352          18,643            9,712           24,618

INTEREST EXPENSE....................................................        1,482           3,871            3,409            7,343
                                                                      -----------     -----------     ------------     ------------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS..............................................        5,870          14,772            6,303           17,275
PROVISION FOR INCOME TAXES..........................................        2,598           6,153            2,638            7,208
                                                                      -----------     -----------     ------------     ------------
INCOME BEFORE EXTRAORDINARY ITEMS...................................        3,272           8,619            3,665           10,067
EXTRAORDINARY ITEMS (NET OF INCOME TAXES)...........................        --               (311)           --                (400)
                                                                      -----------     -----------     ------------     ------------
NET INCOME..........................................................  $     3,272     $     8,308     $      3,665     $      9,667
                                                                      ===========     ===========     ============     ============
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING.....................................       10,908          20,028            8,362           19,904
                                                                      ===========     ===========     ============     ============

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
BEFORE EXTRAORDINARY ITEMS..........................................  $       .30     $       .43     $        .44     $        .51

EXTRAORDINARY ITEMS ................................................         --              (.02)            --               (.02)
                                                                      -----------     -----------     ------------     ------------

NET INCOME .........................................................  $       .30     $       .41     $        .44     $        .49
                                                                      ===========     ===========     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                  ADDITIONAL   CUMULATIVE   RETAINED      TOTAL
                                                              COMMON STOCK         PAID-IN    TRANSLATION   EARNINGS   STOCKHOLDERS'
                                                           SHARES      AMOUNT      CAPITAL     ADJUSTMENT   (DEFICIT)     EQUITY
                                                          --------   ----------   ----------  -----------  -----------  ----------
BALANCE AT DECEMBER 31, 1995..............................   5,028   $       50   $    6,932  $     (200)  $    (1,192) $    5,590
    Issuance of Common Stock:
        Proceeds of stock offerings.......................   6,224           62       96,502         --           --        96,564
        Merger with Predecessor...........................   2,166           22        2,055         --         (2,053)         24
        Acquisition of Founding Companies.................   5,099           51        6,323         --          9,155      15,529
    Cash Distribution to Founding
       Companies' Shareholders............................    --           --        (23,810)        --                    (23,810)
    Reorganization .......................................    --           --          4,402         --         (4,402)       --
    Conversion from S Corporation to C
       Corporation Founding Companies.....................    --           --           --           --         (5,426)     (5,426)
    Conversion of debt to equity..........................     425            4       10,198         --           --        10,202
    S Corporation dividends paid by
       certain Pooled Companies...........................    --           --           --           --         (2,139)     (2,139)
    Adjustment to conform fiscal year ....................
       ends of Pooled Companies...........................    --           --           --           --            267         267
    Net income............................................    --           --           --                      15,115      15,115
    Capital contributions equal to the current income
       taxes of S Corporations............................    --           --            341         --           --           341
    Other.................................................    --           --            331           (9)        --           322
                                                          --------   ----------   ----------  -----------  -----------  ----------
BALANCE AT DECEMBER 31, 1996..............................  18,942   $      189   $  103,274  $      (209) $     9,325  $  112,579
    Issuance of Common Stock:.............................
        Acquisition of Purchased Companies (unaudited)         390            4        8,486         --           --         8,490
        Exercise of stock options (unaudited).............      30         --            420         --           --           420
    Equity of acquired companies treated as insignificant
        poolings-of-interest (unaudited)..................     125            1          219         --            241         461
    Other (unaudited).....................................       1         --             71          (13)        (318)       (260)
    Net income (unaudited)................................    --           --           --           --          9,667       9,667
                                                          --------   ----------   ----------  -----------  -----------  ----------
BALANCE AT JUNE 30, 1997 (unaudited)......................  19,488   $      194   $  112,470         (222) $    18,915  $  131,357
                                                          ========   ==========   ==========  ===========  ===========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                SIX MONTHS ENDED
                                                                                                                     JUNE 30,
                                                                                                            ------------------------
                                                                                                                1996          1997
                                                                                                            -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income......................................................................................$       3,665   $       9,667
      Adjustments to reconcile net income to net cash
           provided by operating activities-
           Depreciation and amortization .............................................................        5,357          13,017
           Gain on disposal of assets.................................................................         (180)           (487)
           Deferred tax provision ....................................................................        3,170           4,107
           Changes in operating assets and liabilities-
                Accounts receivable, net..............................................................       (5,546)         (1,984)
                Inventories...........................................................................       (1,344)         (1,417)
                Notes receivable......................................................................       (1,479)         (2,538)
                Prepaid expenses and other current assets.............................................        1,915          (4,738)
                Accounts payable and accrued liabilities..............................................       (1,074)         29,199
                Other.................................................................................          632          (6,329)
                                                                                                      -------------   -------------
                     Net cash provided by operating activities........................................        5,116          38,497
                                                                                                      -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment.............................................................       (9,799)        (67,715)
      Proceeds from sales of property and equipment...................................................        2,098           5,568
      Cash consideration paid for founding companies, net of cash acquired............................      (22,112)           --
      Cash consideration paid for Purchased Companies,
        net of cash acquired..........................................................................         --           (36,656)
                                                                                                      -------------   -------------
                     Net cash used in investing activities............................................      (29,813)        (98,803)
                                                                                                      -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term obligations.....................................................      (49,618)        (84,519)
      Proceeds from issuance of long-term obligations, net............................................       27,571         143,367
      Proceeds from issuance of common stock..........................................................       48,062             420
      S Corporation dividends paid by certain Pooled Companies........................................         (487)           (236)
      Other...........................................................................................         (147)           --
                                                                                                      -------------   -----------
           Net cash provided by financing activities..................................................       25,381          59,032
NET INCREASE (DECREASE) IN CASH.......................................................................          684          (1,274)
CASH AND CASH EQUIVALENTS, beginning of period........................................................        5,251           2,786
                                                                                                      -------------   -------------
CASH AND CASH EQUIVALENTS, end of period..............................................................$       5,935   $       1,512
                                                                                                      =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
           Cash paid for interest.....................................................................$       5,167   $       7,672
           Cash paid for income taxes.................................................................          891             775
           Assets acquired under capital leases.......................................................        3,275           2,355
           Debt issued for Purchased Companies........................................................         --            22,080

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

        In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering (the "Initial Public Offering"), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA (the "Common Stock"). These six businesses along with Coach USA prior to the Initial Public Offering are referred to herein as the "Founding Companies," and the transaction pursuant to which these six businesses were acquired is referred to herein as the "Merger" or "Mergers." Coach USA has acquired additional businesses in 1996 and 1997. Of these additional businesses acquired, those accounted for as poolings-of-interests are referred to herein as the "Pooled Companies." The remaining businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note 6).

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

        It is suggested that these condensed consolidated financial statements be read in conjunction with the audited supplemental consolidated financial statements and notes thereto of Coach USA included in the Company's Form 8-K filed with the SEC on August 8, 1997.

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

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

3.      NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

        The computation of net income per common and common equivalent share for the three months ended June 30, 1996 is based upon 10,908,087 weighted average shares outstanding which includes (i) the weighted average portion of 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) the weighted average portion of 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) the weighted average potion of 4,140,000 shares sold in the Initial Public Offering,
(iv) 5,027,305 shares issued in connection with the acquisition of the Pooled Companies, and (v) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies.

        The computation of net income per common and common equivalent share for the six months ended June 30, 1996 is based upon 8,361,516 weighted average shares outstanding which includes (i) the weighted average portion of 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) the weighted average portion of 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) the weighted average portion of 4,140,000 shares sold in the Initial Public Offering, (iv) 5,027,305 shares issued in connection with the acquisition of the Pooled Companies, and (v) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies.

    The computation of net income per common and common equivalent share for the three months ended June 30, 1997 is based upon 20,028,273 weighted average shares outstanding, common and common equivalent share, which include (i) 18,942,062 shares issued and outstanding for the entire three month period, (ii) 981 shares issued to minority interest of the Pooled Companies, (iii) 465,128 representing the weighted average portion of shares issued in connection with the Acquisitions completed in 1997, and (iv) 620,102 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company common stock, using the treasury stock method.

    The computation of net income per common and common equivalent share for the six months ended June 30, 1997 is based upon 19,904,180 weighted average shares outstanding, common and common equivalent share, which include (i) 18,942,062 shares issued and outstanding for the entire six month period, (ii) 981 shares issued to minority interest of the Pooled Companies, (iii) 285,231 representing the weighted average portion of shares issued in connection with the Acquisitions completed in 1997, and (iv) 675,906 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company common stock, using the treasury stock method.

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

        The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The Company anticipates that the amounts reported for basic EPS for the unaudited six months ended June 30, 1996 and 1997 will be $.45 and $.50, and that basic EPS for the unaudited pro forma six months ended June 30, 1996 and 1997 will be $.34 and $.55. The Company anticipates that the amounts reported for diluted EPS for the unaudited six months ended June 30, 1996 and 1997 will be $.44 and $.49 and that diluted EPS for the unaudited pro forma six months ended June 30, 1996 and 1997 will be $.34 and $.54.

4.      LONG TERM OBLIGATIONS

        In May 1996, the Company entered into a revolving credit agreement with a bank ("Credit Facility"). In August 1997, the Company amended and restated its Credit Facility. The Credit Facility, as amended, provides for a revolving facility of $300 million through a syndicate of seventeen banks, and allows the Company to have other senior indebtedness of $80 million (in addition to fully subordinated debt) outside the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and matures August, 2000, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 0.25% or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.75% (6.63% at August 13, 1997), both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee ranging from 0.15% to 0.375% is payable on the unused portion of the Credit Facility. Under the terms of the Credit Facility, the Company must maintain certain minimum financial ratios, including minimum net worth, minimum fixed charge coverage ratios, and maximum capital expenditure levels. The Credit Facility prohibits the payment of cash dividends. As of August 13, 1997, the Company had a total of $105.8 million outstanding under the Credit Facility and other sources and had utilized $7.5 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $266.7 million under the Credit Facility and other sources. The Company's obligations under the Credit Facility are guaranteed by the subsidiaries of the domestic Company.

        In June 1997, the Company completed the sale of $150.0 million aggregate principal amount of 9 3/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the Credit Facility.

        During 1997, the Company issued $22.1 million in convertible subordinated notes (the Notes) to former owners of certain of the Purchased Companies as partial consideration of the acquisition purchase price. The Notes bear interest, payable quarterly, at a weighted average interest rate of 5.3 percent and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $37.31 per share. The Notes are redeemable for cash or the Company's Common Stock at any time after one year of issuance. The terms of the Notes require $12.1 million of principal payments in 1999 and
10.0 million of principle payments in 2000.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

5.      BUSINESS COMBINATIONS

    POOLINGS

        During 1996 and through the second quarter of 1997, the Company acquired all of the outstanding stock of ten companies in exchange for 5,027,305 shares of Common Stock. These companies provide motorcoach transportation and taxicab services. These acquisitions have been accounted for as poolings-of-interests and the results of operations of these ten companies are included for all periods presented herein.

    PURCHASES

        During 1996 and through the second quarter of 1997, the Company completed several acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $59.9 million in cash, 515,311 shares of Common Stock and $44.6 million of notes convertible into 1,336,827 shares of Common Stock. The accompanying balance sheet as of June 30, 1997 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The preliminary allocations reflected liabilities in excess of assets of $93.4 million, which has been recorded as Goodwill and is being amortized over 40 years. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's results of operations for the year ended December 31, 1996 and the six months ended June 30, 1997. The unaudited data presented below consists of the income statement data as presented in these condensed consolidated financial statements plus (i) the income statement data of the Founding Companies for the periods prior to June 1, 1997 and (ii) all Purchased Companies as if the acquisitions were effective on the first day of the year being reported. The revenue and net income data are in thousands.

                                                 Year Ended        Six Months
                                                 December 31,     Ended June 30,
                                                    1996               1997
                                                 -----------      --------------
Revenues......................................   $ 436,372          $ 222,162
Income before extraordinary items.............      18,025              9,199
Income per share before extraordinary items...        1.08                .48

        Pro forma adjustments included in the amounts above primarily relate to:
(a) reductions in former owners, and certain key employees, salary and benefits;
(b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) adjustment to the federal and state income tax provisions based on the combined operations; (d) elimination of historical interest expense related to certain obligations converted to equity; (e) to record interest expense on cash expended and the convertible subordinated notes issued in the acquisitions of the Purchased Companies, and, for the year ended December 31, 1996, an adjustment to record interest expense on the senior subordinated notes (the Notes), amortization of deferred financing costs and related taxes, as if the Notes had been outstanding for the year.

        The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Founding Companies, the Pooled Companies and the Purchased Companies been combined at the beginning of the periods presented.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

6.      COMMITMENTS AND CONTINGENCIES

    CLAIMS AND LAWSUITS

        The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided for certain of these actions in the accompanying interim condensed consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

    REGULATORY MATTERS

        The Surface Transportation Board ("STB") must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of August 13, 1997, the STB had exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through February 1997. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the acquisitions completed after February 1997 or future acquisitions.

    ESTIMATED INSURANCE CLAIMS PAYABLE

        The Company's operations include risks relating to bodily injury include risks relating to property damage to third parties and workers' compensation. The Company has commercial liability insurance policies that provide coverage by the insurance company, subject to deductibles ranging from $5,000 to $250,000. The Company is consolidating its insurance program under a program which provides for deductibles ranging from $100,000 to $250,000. As such, any claim within the deductible per incident would be the financial obligation of the Company.

        The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through June 30, 1997. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

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

        Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. On May 17, 1996, Coach USA acquired, simultaneously with the closing of the Initial Public Offering, the six Founding Companies. Through the remainder of 1996, and through June 30, 1997, the Company completed the acquisition of several companies, some of which have been accounted for as poolings-of-interest and some of which have been accounted for as purchases. As a result, the pro forma combined financial statements, including the pro forma combined results discussed below, include the historical financial statements of each of the Founding Companies and the Company (including the Pooled Companies) for all periods presented at historical cost, as if these companies had always been members of the same operating group and give effect to (i) the Compensation Differential; (ii) the elimination of merger costs related to pooled acquisitions; (iii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the subsequent acquisitions; and (iv) the tax impact of the Compensation Differential in each period.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS -- PRO FORMA COMBINED (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                              ----------------------------    -----------------------------
                                                                      1996          1997              1996           1997
                                                              -------------  -------------    --------------   ------------
Revenues...............................................       $      77,430  $     119,083    $      139,214   $    199,329
Operating Expenses.....................................              58,612         87,322           109,062        150,893
                                                              -------------  -------------    --------------   ------------
     Gross Profit......................................              18,818         31,761            30,152         48,436
General and Administrative Expenses....................               7,812         11,923            15,797         21,703
Goodwill and Other Amortization........................                 122            813               234          1,342
Interest Expense.......................................               1,661          3,871             4,368          7,343
                                                              -------------  -------------    --------------   ------------
Income Before Income Taxes and Extraordinary Items                    9,223         15,154             9,753         18,048
Provision for Income Taxes.............................               3,765          6,203             4,050          7,380
                                                              -------------  -------------    --------------   ------------
Pro Forma Income Before Extraordinary Items                   $       5,458  $       8,951    $        5,703   $     10,668
                                                              =============  =============   ===============   ============

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

COMBINED RESULTS FOR THREE AND SIX MONTHS ENDED JUNE 1996 COMPARED TO 1997

      Revenues increased by 53.8% and 43.2% to $119.1 million and $199.3 million, respectively, for the three and six months ended June 30, 1997. The increase in revenues was largely due to the revenues of the Purchased Companies of $35.2 million and $49.9 million, respectively, for the three and six months ended June 30, 1997.

      Operating expenses increased 49.0% and 38.4% to $87.3 million and $150.9 million for the three and six months ended June 30, 1997. The increase in operating expenses was the result of the increased operations offset by savings in the Company's insurance program and parts buying program.

      General and Administrative expenses, after elimination of the Compensation Differential, and acquisition related costs increased 52.6% and 37.4% as compared to the three and six months ended June 30, 1996, respectively. The increase in general and administrative expenses in the six month period ended June 30, 1997 was largely due to an increase of $1.7 million related to the establishment of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

      Interest expense increased $2.2 million and $2.9 million as compared to the three and six months ended June 30, 1996, due to the higher level of debt related to additional equipment and debt related to the Purchased Companies, partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering, a secondary offering of Coach USA common stock, and due to lower rates from the credit facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

           Pro forma combined net income before extraordinary items, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased during the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily due to continued revenue growth and the effects of increased purchasing power on lowering certain costs.

RESULTS OF OPERATIONS -- HISTORICAL (UNAUDITED)

                                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                  -------------------------       ----------------------------
                                                                     1996           1997              1996            1997
                                                                  -----------   -----------       -------------  -------------
Revenues...................................................       $    56,713   $   119,083       $      94,276  $     199,329
Operating Expenses.........................................            42,747        87,322              71,437        150,893
                                                                  -----------   -----------       -------------  -------------
     Gross Profit..........................................            13,966        31,761              22,839         48,436
General and Administrative Expenses........................             6,492        12,074              12,893         22,128
Goodwill Amortization......................................               122           813                 234          1,342
Acquisition Costs..........................................              --             231                --              348
Interest and Other.........................................             1,482         3,871               3,409          7,343
                                                                  -----------   -----------       -------------  -------------
Income Before Income Taxes and Extraordinary Items.........             5,870        14,772               6,303         17,275
Provision for Income Taxes.................................             2,598         6,153               2,638          7,208
                                                                  -----------   -----------       -------------  -------------
Income Before Extraordinary Items..........................       $     3,272   $     8,619       $       3,665  $      10,067
                                                                  ===========   ===========       =============  =============

           The historical results discussed below occurred when the combined Founding Companies were under common control and management from June 1, 1996, and the Pooled and Purchased Companies were under common control from September 1, 1996. All other periods reflected were not under common control or management and may not be comparable to, or indicative of, future performance.

HISTORICAL RESULTS FOR THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO 1997

           Revenues increased by 110.0% and 111.4% to $119.1 million and $199.3 million for the three and six months ended June 30, 1997 compared to the comparable period in the prior year. The increase in revenues was largely due to the revenues of the Founding Companies of $26.4 and $44.9 million and revenues of the Purchased Companies of $35.2 and $49.9 million, and incremental increases at certain Pooled Companies.

           Operating expenses increased 104.3% and 111.2% to $87.3 million and $150.9 million for the three and six months ended June 30, 1997 compared to the comparable period in the prior year. The increase in operating expenses was directly related to increased revenues.

           General and Administrative expenses increased 86.0% and 71.6% as compared to the three and six months ended June 30, 1996. The increase in general and administrative expenses in the three and six month period ended June 30, 1997 was primarily due to the overall increase in operations and the establishment of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

           Interest expense increased $3.9 million as compared to the six months ended June 30, 1996, due to the higher level of debt related to additional equipment and debt related to the Purchased Companies, partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering, a secondary offering of Coach USA common stock, and due to lower rates from the credit facility.

           Net income increased during the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily due to the acquisitions of the Founding Companies and Purchased Companies and the effects of increased purchasing power on lowering certain costs.

EFFECTS OF COMBINATION

           Effective in the second quarter of 1996, the Company began incurring expenses, including salaries for members of senior management and administrative staff, travel and office expenses, related to the establishment of its corporate and administrative infrastructure. Management believes that these additional costs will be offset by operational efficiencies achieved through integration of the operations of these companies. Specifically the Company expects insurance, financing and benefits efficiencies to be derived as a result of the Company's acquisition program.

LIQUIDITY AND CAPITAL RESOURCES -- PRO FORMA COMBINED

           Net cash provided by operating activities was $38.6 million for the six months ended June 30, 1997. Capital expenditures during the period totaled $67.7 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions.

           In 1996, the Company completed the Initial Public Offering of 4,140,000 shares of Common Stock and a secondary offering of 2,084,307 shares of Common Stock, resulting in net proceeds of approximately $96.6 million. The net proceeds were used to pay the cash portion of the purchase price for the Founding Companies, repay certain indebtedness assumed by the Company in the Mergers and to repay amounts owed under the Credit Facility.

           In August 1997, the Company further amended and restated its credit agreement (the "Credit Facility"). The Credit Facility agreement, as amended, provides for a revolving credit facility of $300 million through a syndicate of eight banks, and allows for an additional $80 million of debt (other than fully subordinated debt) outside the credit facility. The Credit Facility is secured by substantially all of the assets of the Company and matures in August 2000. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to .25% or the London Interbank Offered Rate ("LIBOR") plus .50% to 1.75%, both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee ranging from 0.15% to 0.375% is payable on the unused portion of the Credit Facility. Under the terms of the Credit Facility, the Company must maintain certain minimum financial ratios. The Credit Facility prohibits the payment of cash dividends. As of August 13, 1997, the Company had a total of $105.8 million outstanding under the Credit Facility and other outside credit facilities and had utilized $7.5 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $266.7 million under the Credit Facility.

           In June 1997, the Company completed the sale of $150.0 million aggregate principal amount 9 3/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the Credit Facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

           In exchange for all outstanding shares of stock of the Pooled Companies together with certain real estate owned and conversion of certain debt by the principals of such companies, the Company issued 5,452,344 shares of Common Stock. In exchange for all outstanding shares of stock of the Purchased Companies, the Company paid $242.4 million, comprised of $44.6 million in convertible subordinated notes convertible into 1,336,827 shares of Common Stock, 515,311 shares of Common Stock and $59.9 million in cash. Total debt assumed by the Company in connection with these acquisitions was approximately $155.7 million.

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

                                 COACH USA, INC.
                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its annual meeting of stockholders in Houston, Texas on June 5, 1997. The following sets forth matters submitted to a vote of the stockholders:

          (a) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated May 5, 1997, for terms expiring at the 2000 annual stockholders' meeting or until their successors have been elected and qualified - Class I Directors: Frank P. Gallagher, Lawrence K. King, Thomas A. Werbe and William J. Lynch.

                    Every Director was elected by a vote of 14,772,092 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 112,500 shares withheld.

          (b) The stockholders approved the amended and restated certificate of incorporation to increase the number of authorized shares of Common Stock of the Company from 30,000,000 to 100,000,000 by a vote of 11,708,323 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 3,175,521 shares voted against, 1,050 shares abstaining and 3,266,546 shares not voted.

          (c) The stockholders ratified the appointment of Arthur Andersen, LLP to audit the financial statements of the Company and its subsidiaries for the year 1997, by a vote of 14,844,881 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 37,245 shares voted against, 2,768 shares abstaining and 3,266,546 shares not voted.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                                 COACH USA, INC.
                          PART II - OTHER INFORMATION--
                                   (CONTINUED)


          (a) Exhibits

                Exhibit 10.1 Credit Agreement Among Coach USA, Inc. as Borrower, The Financial Institutions named in this Credit Agreement as Banks and NationsBank of Texas, N.A., as Agent for the Banks dated August 13, 1997.

                Exhibit 27.1 Financial Data Schedule

          (b) Reports on Form 8-K

              None.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COACH USA, INC.


Dated: August 14, 1997                 By:   /s/ LAWRENCE K. KING
                                       Name:     Lawrence K. King
                                       Title:    Senior Vice President and Chief
                                                 Financial Officer