Form 10-Q
period 1997-09-30
COACH USA INC
filed 1997-11-14
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1997 or

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________ .

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

      Yes   X     No

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 11, 1997 was 20,165,292.

                               COACH USA, INC.
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                    INDEX
                                                                      PAGE
PART I - FINANCIAL INFORMATION
   Item I - Financial Statements

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


   Item II - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................19

PART II - OTHER INFORMATION

   Item 1 - Legal proceedings...........................................23

   Item 2 - Changes in Securities.......................................23

   Item 3 - Defaults Upon Senior Securities.............................23

   Item 4 - Submission of Matters to a Vote of Security Holders.........23

   Item 5 - Other Information...........................................23

   Item 6 - Exhibits and Reports on Form 8-K............................23

      (a)Exhibits.

              EXHIBIT 27.1 FINANCIAL DATA SCHEDULE

      (b)Reports on Form 8-K.


Signature...............................................................24

                      COACH USA, INC. PRO FORMA COMBINED
                               COACH USA, INC.
                   PART I, ITEM 1 -- FINANCIAL INFORMATION
                             GENERAL INFORMATION


           INTRODUCTION TO PRO FORMA COMBINED STATEMENTS OF INCOME

     In September 1995, Coach USA, Inc. ("Coach USA" or the "Company"), was founded to create a national company providing motorcoach transportation services, including charter and tour services, and related passenger ground transportation services.

     In May 1996, Coach USA acquired, simultaneously with the closing of an initial public offering (the "Initial Public Offering"), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA. These six businesses along with Coach USA prior to the Initial Public Offering are referred to herein as the "Founding Companies" and the transaction pursuant to which these six businesses were acquired is referred to herein as the "Merger" or "Mergers." Coach USA has acquired additional businesses in 1996 and 1997. Of these additional businesses acquired (collectively the "Acquisitions"), several acquisitions were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies" .

     The accompanying pro forma combined statements of income of the Company for the nine months ended September 30, 1996 and 1997, respectively, include the combined operations of the Pooled Companies and the Founding Companies from January 1, 1996, and the Purchased Companies from the date of their respective acquisition.

     The Founding Companies were not under common control or management through May 1996. The Pooled Companies and Purchased Companies were not under common control or management prior to their respective acquisition. This pro forma information may not be indicative of the actual results if the transactions had occurred on the dates indicated or the actual results which may be realized in the future. Expected benefits and cost reductions anticipated by the Company, future corporate costs of Coach USA, and interest expense have not been adjusted in the pro forma information for 1996 or 1997 to reflect savings as a result of the offering proceeds or to reflect additional interest expense and amortization related to the senior subordinated notes issued in June 1997.

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

                       COACH USA, INC. AND SUBSIDIARIES
                    PRO FORMA COMBINED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA )
                                  (UNAUDITED)




                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1996       1997
                                                              ------     ------
REVENUES....................................................$242,312   $354,018
OPERATING EXPENSES.......................................... 183,064    260,861
                                                             -------    -------
      Gross profit..........................................  59,248     93,157
GENERAL AND ADMINISTRATIVE EXPENSES.........................  33,044     39,146
GOODWILL AND OTHER AMORTIZATION.............................     435      2,379
ACQUISITION RELATED COSTS...................................     340        918
                                                             -------    -------
      Operating income......................................  25,429     50,714

INTEREST EXPENSE............................................   8,978     13,990
                                                             -------    -------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS..........  16,451     36,724

PROVISION FOR INCOME TAXES..................................   7,279     14,681
                                                             -------    -------
INCOME BEFORE EXTRAORDINARY ITEMS...........................   9,172     22,043
EXTRAORDINARY ITEMS (NET OF INCOME TAXES)...................   4,205       (603)
                                                             -------    -------
NET INCOME ................................................. $13,377    $21,440
                                                             =======    =======
PRO FORMA ADJUSTMENTS:
   Income before extraordinary items........................ $ 9,172    $22,043
   Pro forma compensation and interest differential.........   7,020        857
   Acquisition related costs................................     340        918
   Less:  Pro forma provision for income taxes..............   2,617        325
                                                             -------    -------
PRO FORMA INCOME BEFORE EXTRAORDINARY ITEMS................. $13,915    $23,493
                                                             =======    =======

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING......................  17,400     20,420
                                                             =======    =======

PRO FORMA INCOME PER COMMON AND COMMON
EQUIVALENT SHARE BEFORE EXTRAORDINARY ITEMS................. $   .80    $  1.15
                                                             =======    =======

The accompanying notes are an integral part of these pro forma combined statements of income.

                       COACH USA, INC. AND SUBSIDIARIES
               NOTES TO PRO FORMA COMBINED STATEMENTS OF INCOME

     The Founding Companies, Pooled Companies and Purchased Companies have been managed prior to their acquisitions as independent private companies. Therefore, general and administrative expenses and interest expense for the periods presented reflect compensation and related benefits that owners received from their respective businesses prior to acquisition. Additional pro forma adjustments have been presented for the purpose of reflecting net income as if the merger of the Founding Companies and the acquisition of the Pooled Companies had occurred January 1, 1996. Certain stockholders agreed to reductions in salaries, benefits and the conversion of outstanding debt to equity in connection with the Acquisitions. Certain stockholders also have entered into employment agreements which provide for a set base salary and certain other benefits and two-year covenants not to compete following termination of such person's employment.

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

PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of pro forma net income per common and common equivalent share for the nine months ended September 30, 1996 is based upon 17,399,702 weighted average shares outstanding which includes (i) 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) 1,700,714 of the 4,140,000 shares sold in the Initial Public Offering to pay the cash portion of the consideration for the Founding Companies, (iv) 118,142 of the 4,140,000 shares sold in the Initial Public Offering attributed to excess S Corporation distributions, (v) 2,321,144 of the 4,140,000 shares sold in the Initial Public Offering, net of shares sold to cover the purchase of the Founding Companies, (vi) 5,436,592 shares issued in connection with the acquisition of the Pooled Companies, (vii) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, and (viii) 132,660 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company's common stock, using the treasury stock method.

     The computation of pro forma net income per common and common equivalent share for the nine months ended September 30, 1997 is based upon 20,419,928 weighted average shares outstanding, common and common equivalent shares, which include (i) 19,351,349 shares issued and outstanding for the entire nine month period and (ii) 981 shares issued to minority interests of the Pooled Companies, and (iii) 387,064 shares representing the weighted average portion of shares issued in connection with the Purchased Companies acquired in 1997, (iv) 21,888 shares representing the weighted average portion of shares issued in connection with the exercise of stock options, and (v) 658,646 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company's common stock, using the treasury stock method.

                       COACH USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       DECEMBER 31 SEPTEMBER 30,
                                                            1996      1997
                                                          --------   -------
                          ASSETS

CURRENT ASSETS:
     Cash and cash equivalents............................$  3,570   $ 3,831
     Accounts receivable, less allowance of $2,650
        and $2,789 .......................................  24,120    42,376
     Notes receivable, current portion....................   2,811     3,774
     Inventories..........................................  11,400    18,474
     Prepaid expenses and other current assets............  14,128    45,292
                                                          --------   -------
         Total current assets.............................  56,029   113,747

PROPERTY AND EQUIPMENT, net............................... 229,952   343,857
NOTES RECEIVABLE, less allowance of $500 and $500.........   4,231     7,750
GOODWILL, net.............................................  30,561   113,347
OTHER ASSETS, net.........................................  18,536    20,937
                                                          --------   -------
         Total assets.....................................$339,309  $599,638
                                                          ========  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term obligations..........$ 22,416   $17,390
     Accounts payable and accrued liabilities.............  49,274    93,539
                                                          --------   -------
         Total current liabilities........................  71,690   110,929

LONG-TERM OBLIGATIONS, net of current maturities.......... 114,350   113,035
SENIOR SUBORDINATED NOTES.................................    --     150,000
CONVERTIBLE SUBORDINATED NOTES, net of current maturities.  18,500    44,705
DEFERRED INCOME TAXES.....................................  23,969    38,456
                                                          --------   -------
         Total liabilities................................ 228,509   457,125
                                                          --------   -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock $.01 par, 100,000,000 shares
       authorized, 19,351,349 and 20,030,349 shares
       issued and outstanding.............................     193       200
     Additional paid-in capital........................... 104,220   114,765
     Cumulative translation adjustment....................    (209)     (198)
     Retained earnings....................................   6,596    27,746
                                                          --------   -------
         Total stockholders' equity....................... 110,800   142,513
                                                          --------   -------
         Total liabilities and stockholders' equity...... $339,309  $599,638
                                                          ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          COACH USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                     (UNAUDITED)

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                             -------------------    -------------------
                                                1996      1997        1996        1997
                                              -------    ------      ------      ------
REVENUES .................................   $93,629    $143,382    $197,374   $ 354,018
OPERATING EXPENSES .......................    67,354     102,221     146,139     260,861
                                             -------   ---------    --------   ---------
      Gross profit .......................    26,275      41,161      51,235      93,157
GENERAL AND ADMINISTRATIVE EXPENSES ......    11,429      14,520      25,268      39,146
AMORTIZATION EXPENSE .....................       200       1,037         435       2,379
ACQUISITION RELATED COSTS ................       340         524         340         918
                                             -------   ---------    --------   ---------
      Operating income ...................    14,306      25,080      25,192      50,714

INTEREST EXPENSE .........................     3,175       6,345       7,758      13,990
                                             -------   ---------    --------   ---------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS ...................    11,131      18,735      17,434      36,724
PROVISION FOR INCOME TAXES ...............     4,943       7,121       7,237      14,681
                                             -------   ---------    --------   ---------
INCOME BEFORE EXTRAORDINARY ITEMS ........     6,188      11,614      10,197      22,043
EXTRAORDINARY ITEMS (NET OF INCOME TAXES)      4,205        (202)      4,205        (603)
                                             -------   ---------    --------   ---------
NET INCOME ...............................  $ 10,393   $  11,412    $ 14,402   $  21,440
                                             =======   =========    ========   =========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ..........    17,725      20,629      11,735      20,420
                                             =======   =========    ========   =========

INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE:
BEFORE EXTRAORDINARY ITEMS ...............   $   .35   $     .56    $    .87   $    1.08

EXTRAORDINARY ITEMS ......................       .24        (.01)        .36        (.03)
                                             -------   ---------    --------   ---------
NET INCOME ...............................   $   .59   $     .55    $   1.23   $    1.05
                                             =======   =========    ========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          COACH USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (AMOUNTS IN THOUSANDS)
                                    (UNAUDITED)

                                                             COMMON STOCK     ADDITIONAL   CUMULATIVE    RETAINED      TOTAL
                                                          ------------------    PAID-IN    TRANSLATION    EARNINGS  STOCKHOLDERS'
                                                          SHARES      AMOUNT    CAPITAL     ADJUSTMENT    (DEFICIT     EQUITY
                                                          ------     -------  ----------   -----------   ---------  -------------
BALANCE AT DECEMBER 31, 1995 ...........................   5,437   $     54   $   7,411    $    (200)      $(3,54)   $   3,716
   Issuance of Common Stock:
     Proceeds of stock offerings .......................   6,224         62      96,502         --           --         96,564
     Merger with Predecessor ...........................   2,166         22       2,055         --         (2,053)          24
     Acquisition of Founding Companies .................   5,099         51       6,323         --          9,155       15,529
   Cash Distribution to Founding
      Companies' Shareholders ..........................    --         --       (23,810)        --                     (23,810)
   Reorganization ......................................    --         --         4,402         --         (4,402)        --
   Conversion of Founding Companies from
      S Corporation to C Corporation ...................    --         --          --           --         (5,426)      (5,426)
   Conversion of debt to equity ........................     425          4      10,198         --           --         10,202
   S Corporation dividends paid by
      certain Pooled Companies .........................    --         --          --           --         (3,275)      (3,275)
   Adjustment to conform fiscal year
      ends of Pooled Companies .........................    --         --          --           --            182          182
   Net income ..........................................    --         --          --           --         15,977       15,977
   Capital contributions equal to the current income
      taxes of S Corporations ..........................    --         --           809         --           --            809
   Other ...............................................    --         --           330           (9)         (13)         308
                                                           -----   --------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1996 ...........................  19,351   $     19   $ 104,220    $    (209)   $   6,596    $ 110,800
   Issuance of Common Stock:
     Acquisition of Purchased Companies ................     390          4       8,486         --           --          8,490
     Exercise of stock options .........................      87          1       1,223         --           --          1,224
   Equity of acquired companies treated as insignificant
     poolings-of-interest ..............................     197          2         378         --            449          829
   Other ...............................................       5       --           458           11         (739)        (270)
   Net income ..........................................    --         --          --           --         21,440       21,440
                                                           -----   --------   ---------    ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 1997 ..........................  20,030   $    200   $ 114,765         (198)     $27,746    $ 142,513
                                                           =====   ========   =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           COACH USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                              1996     1997
                                                           -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................$ 14,402 $ 21,440
Adjustments to reconcile net income to net cash
      provided by operating activities-
      Extraordinary (gain) loss............................  (4,205)     603
      Depreciation and amortization .......................  10,805   21,959
      Gain on disposal of assets...........................    (832)  (1,954)
      Deferred tax provision ..............................     717    6,131
      Changes in operating assets and liabilities-
         Accounts receivable, net..........................  (6,778)  (9,917)
         Inventories.......................................  (2,909)  (4,974)
         Notes receivable..................................  (2,067)  (4,482)
         Prepaid expenses and other current assets.........   3,933  (28,284)
         Accounts payable and accrued liabilities..........     544    9,251
         Other.............................................  (1,673)  (7,380)
                                                           -------- --------
            Net cash provided by operating activities......  11,937    2,393
                                                           -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment..................... (26,765) (80,662)
   Proceeds from sales of property and equipment...........   5,029   30,125
   Purchase of intangibles.................................  (5,384)     --
   Cash consideration paid for Founding Companies, net
      of cash acquired) ...................................  22,112      --
   Cash consideration paid for Purchased Companies,
     net of cash acquired.................................. (12,666) (47,879)
   Proceeds from sales of investments......................   1,005      --
                                                           -------- --------
            Net cash used in investing activities.......... (60,893) (98,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations............. (90,722) (66,359)
   Proceeds from issuance of long-term obligations, net....  92,102  162,403
   Proceeds from the issuance of common stock .............  48,871    1,224
   S Corporation dividends paid by certain Pooled
     Companies.............................................    (534)    (739)
   Other...................................................      10     (245)
                                                           -------- --------
            Net cash provided by financing activities......  49,727   96,284
NET INCREASE IN CASH.......................................     771      261
CASH AND CASH EQUIVALENTS, beginning of period.............   5,199    3,570
                                                           -------- --------
CASH AND CASH EQUIVALENTS, end of period................... $ 5,970  $ 3,831
                                                            =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest............................... $ 7,056  $11,663
      Cash paid for income taxes...........................   1,118      822
      Assets acquired under capital leases.................   2,981    2,355
      Debt issued for Purchased Companies..................  22,500   26,205

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

     In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering (the "Initial Public Offering"), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA (the "Common Stock"). These six businesses along with Coach USA prior to the Initial Public Offering are referred to herein as the "Founding Companies," and the transaction pursuant to which these six businesses were acquired is referred to herein as the "Merger" or "Mergers." Coach USA has acquired additional businesses in 1996 and 1997. Of these additional businesses acquired, those accounted for as poolings-of-interests are referred to herein as the "Pooled Companies." The remaining businesses were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note 5).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

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

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

3.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     The computation of net income per common and common equivalent share for the three months ended September 30, 1996 is based upon 17,724,678 weighted average common and common equivalent shares outstanding which includes (i) the weighted average portion of 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) the weighted average portion of 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) the weighted average potion of 4,140,000 shares sold in the Initial Public Offering, (iv) 5,436,592 shares issued in connection with the acquisition of the Pooled Companies, (v) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, and (vi) 457,636 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company common stock, using the treasury method.

     The computation of net income per common and common equivalent share for the nine months ended September 30, 1996 is based upon 11,735,180 weighted average common and common equivalent shares outstanding which includes (i) the weighted average portion of 2,165,724 shares issued by Coach USA prior to the Initial Public Offering, (ii) the weighted average portion of 5,099,687 shares issued to the stockholders of the Founding Companies in connection with the Initial Public Offering, (iii) the weighted average portion of 4,140,000 shares sold in the Initial Public Offering, (iv) 5,436,592 shares issued in connection with the acquisition of the Pooled Companies, (v) 425,039 shares issued in connection with the conversion of indebtedness to equity at one of the Pooled Companies, and (vi) 212,469 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company common stock, using the treasury stock method.

   The computation of net income per common and common equivalent share for the three months ended September 30, 1997 is based upon 20,628,578 weighted average common and common equivalent shares outstanding, which include (i) 19,351,349 shares issued and outstanding for the entire three month period, (ii) 981 shares issued to minority interest of the Pooled Companies, (iii) 587,740 representing the weighted average portion of shares issued in connection with the Acquisitions completed in 1997, (iv) 64,953 shares representing the weighted average portion of shares issued in connection with the exercise of stock options, and (v) 623,555 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company common stock, using the treasury stock method.

   The computation of net income per common and common equivalent share for the nine months ended September 30, 1997 is based upon 20,419,928 weighted average common and common equivalent shares outstanding, which include (i) 19,351,349 shares issued and outstanding for the entire nine month period, (ii) 981 shares issued to minority interest of the Pooled Companies, (iii) 387,064 shares representing the weighted average portion of shares issued in connection with the Acquisitions completed in 1997, (iv) 21,888 shares representing the weighted average portion of shares issued in connection with the exercise of stock options, and (v) 658,646 shares representing the weighted average portion of shares for the dilution attributable to outstanding options to purchase the Company common stock, using the treasury stock method.

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

     The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The Company anticipates that the amounts reported for basic EPS for the unaudited nine months ended September 30, 1996 and 1997 will be $1.25 and $1.08, and that basic EPS for the unaudited pro forma nine months ended September 30, 1996 and 1997 will be $.81 and $1.19. The Company anticipates that the amounts reported for diluted EPS for the unaudited nine months ended September 30, 1996 and 1997 will be $1.22 and $1.04 and that diluted EPS for the unaudited pro forma nine months ended September 30, 1996 and 1997 will be $.80 and $1.14.

4.   LONG TERM OBLIGATIONS

     In May 1996, the Company entered into a revolving credit agreement ("Credit Facility"). In August 1997, the Company amended and restated its Credit Facility. The Credit Facility, as amended, provides for a revolving facility of $300 million through a syndicate of eighteen banks, and allows the Company to have other senior indebtedness of $80 million (in addition to fully subordinated debt) outside the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and matures August, 2000, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 0.25% or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.75% (6.66% at November 4, 1997), both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee ranging from 0.15% to 0.375% is payable on the unused portion of the Credit Facility. Under the terms of the Credit Facility, the Company must maintain certain financial ratios, including maximum leverage ratios, minimum net worth, minimum fixed charge coverage ratios, and maximum capital expenditure levels. The Credit Facility prohibits the payment of cash dividends. As of November 4, 1997, the Company had a total of $133.1 million outstanding under the Credit Facility and other sources and had utilized $10.6 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $236.3 million under the Credit Facility and other sources. The Company's obligations under the Credit Facility are guaranteed by the domestic subsidiaries of the Company.

     In June 1997, the Company completed the sale of $150.0 million aggregate principal amount of 93/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the Credit Facility.

     During 1997, the Company has issued $26.2 million in convertible subordinated notes (the Notes) to former owners of certain of the Purchased Companies as partial consideration of the acquisition purchase

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

price. The Notes bear interest, payable quarterly, at a weighted average interest rate of 5.3 percent and are convertible by the holder into shares of the Company's Common Stock at a weighted average price of $37.49 per share. The Notes are redeemable for cash or the Company's Common Stock at any time after one year of issuance. The terms of the Notes require $12.1 million of principal payments in 1999 and 14.1 million of principle payments in 2000.

5.   BUSINESS COMBINATIONS

   POOLINGS

     During 1996 and through the third quarter of 1997, the Company acquired all of the outstanding stock of thirteen companies in exchange for 5,436,592 shares of Common Stock. These companies provide motorcoach transportation, paratransit and taxicab services. These acquisitions have been accounted for as poolings-of-interests and the results of operations of these thirteen companies are included for all periods presented herein.

   PURCHASES

     During 1996 and through the third quarter of 1997, the Company completed several acquisitions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $72.0 million in cash, 587,740 shares of Common Stock and $48.7 million of notes convertible into 1,455,430 shares of Common Stock. The accompanying balance sheet as of September 30, 1997 includes preliminary allocations of the respective purchase prices and are subject to final adjustment. The preliminary allocations reflected liabilities in excess of assets of $115.3 million, which has been recorded as Goodwill and is being amortized over 40 years. Set forth below are unaudited pro forma combined revenue and income data reflecting the pro forma effect of these acquisitions on the Company's results of operations for the year ended December 31, 1996 and the nine months ended September 30, 1997. The unaudited data presented below consists of the income statement data as presented in these condensed consolidated financial statements plus (i) the income statement data of the Founding Companies for the periods prior to June 1, 1996 and (ii) all Purchased Companies as if the acquisitions were effective on the first day of the year being reported. The revenue and net income data are in thousands.

                                              Year Ended       Nine Months
                                             December 31,   Ended September 30,
                                                1996              1997
                                             ------------   -------------------
     Revenues..............................   $ 495,794         $ 395,962
     Income before extraordinary items ....      21,481            22,403
     Income per share before extraordinary
        items .............................        1.23              1.09

     Pro forma adjustments included in the amounts above primarily relate to:
(a) reductions in former owners, and certain key employees, salary and benefits;
(b) adjustment to depreciation and amortization expense due to the purchase price allocations; (c) adjustment to the federal and state income tax provisions based on the combined operations; (d) elimination of historical interest expense related to certain obligations converted to equity; (e) elimination of non-recurring acquisition costs associated with Pooled Companies; and (f) to record interest expense on cash expended and the convertible subordinated notes issued in the acquisitions of the Purchased Companies.

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

   REGULATORY MATTERS

     The Surface Transportation Board ("STB") must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of November 11, 1997, the STB had exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through April 1997. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the acquisitions completed after April 1997 or future acquisitions.

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

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through September 30, 1997. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

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

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

7.   SUPPLEMENTAL GUARANTOR INFORMATION

     The Company's payment obligations under the Senior Subordinated Notes are jointly and severally guaranteed (the "Subsidiary Guarantees") by all domestic subsidiaries (Guarantors) of the Company. The following unaudited condensed consolidating balance sheet, statement of income and statement of cash flows presents the combined financial statements of the Guarantors and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the Guarantors are not deemed material to investors.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   COACH       GUARANTOR   NONGUARANTOR
                                                                  USA, INC.  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                   --------     --------     --------      ---------      ---------
                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ..............................     $   --       $  3,356     $    475      $    --        $   3,831
      Accounts receivable, less allowance ....................         --         33,034        9,342           --           42,376
      Notes receivable, current portion ......................         --          3,774         --             --            3,774
      Inventories ............................................         --         16,761        1,713           --           18,474
      Prepaid expenses and other current assets ..............         --         42,364        2,928           --           45,292
                                                                   --------     --------     --------      ---------      ---------

           Total current assets ..............................         --         99,289       14,458           --          113,747

      PROPERTY & EQUIPMENT, net ..............................         --        328,067       15,790           --          343,857
      NOTES RECEIVABLE, less allowance .......................         --          7,750         --            7,750
      GOODWILL, net ..........................................         --        103,386        9,962           --          113,347
      INTERCOMPANY & INVESTMENTS
           IN SUBSIDIARIES ...................................      355,998         --           --         (355,998)          --
      OTHER ASSETS, net ......................................        7,019       13,350          568           --           20,937
                                                                   --------     --------     --------      ---------      ---------
           Total assets ......................................     $363,017     $551,842     $ 40,777      $(355,998)     $ 599,638
                                                                   ========     ========     ========      =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term obligations ............     $   --       $  6,029     $ 11,361      $    --        $  17,390
      Accounts payable and accrued liabilities ...............          106       83,087       10,346           --           93,539
                                                                   --------     --------     --------      ---------      ---------
           Total current liabilities .........................          106       89,116       21,707           --          110,929

LONG-TERM OBLIGATIONS, net of current ........................       70,200      320,206       11,211       (288,582)       113,035
SENIOR SUBORDINATED NOTES ....................................      150,000         --           --             --          150,000
CONVERTIBLE SUBORDINATED NOTES, net ..........................         --         44,705         --             --           44,705
DEFERRED INCOME TAXES ........................................         --         34,956        3,500           --           38,456
                                                                   --------     --------     --------      ---------      ---------
           Total liabilities .................................      220,306      488,983       36,418       (288,582)       457,125

STOCKHOLDERS' EQUITY:
      Common stock ...........................................          200           60            4            (64)           200
      Additional paid-in capital .............................      114,765       37,725        1,668        (39,393)       114,765
      Cumulative translation adjustment ......................         --           --           (198)          --             (198)
      Retained Earnings ......................................       27,746       25,074        2,885        (27,959)        27,746
                                                                   --------     --------     --------      ---------      ---------
           Total stockholders' equity ........................      142,711       62,859        4,359        (67,416)       142,513
                                                                   --------     --------     --------      ---------      ---------
           Total liabilities and stockholders' equity ........     $363,017     $551,842     $ 40,777      $(355,998)     $ 599,638
                                                                   ========     ========     ========      =========      =========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              COACH         GUARANTOR     NONGUARANTOR
                                                             USA, INC.     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                             --------       ---------       --------       --------       ---------
REVENUES ..............................................      $   --         $ 322,876       $ 31,142       $   --         $ 354,018

OPERATING EXPENSES ....................................          --           236,288         24,573           --           260,861
                                                             --------       ---------       --------       --------       ---------
      Gross profit ....................................          --            86,588          6,569           --            93,157

GENERAL AND ADMINISTRATIVE EXPENSES ...................            40          36,800          2,306           --            39,146
AMORTIZATION EXPENSE ..................................          --             2,197            182           --             2,379
ACQUISITION RELATED EXPENSES ..........................          --               840             78           --               918
                                                             --------       ---------       --------       --------       ---------
      Operating Income ................................           (40)         46,751          4,003           --            50,714

INTEREST EXPENSE ......................................          --            13,247            743           --            13,990
EQUITY IN INCOME OF SUBSIDIARIES ......................        21,480            --             --          (21,480)           --
                                                             --------       ---------       --------       --------       ---------
INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEMS .........................        21,440          33,504          3,260        (21,480)         36,724

PROVISION FOR INCOME TAXES ............................          --            13,296          1,385           --            14,681
                                                             --------       ---------       --------       --------       ---------
INCOME BEFORE EXTRAORDINARY ITEMS .....................        21,440          20,208          1,875        (21,480)         22,043

EXTRAORDINARY ITEMS (net of income taxes) .............          --              (575)           (28)          --              (603)
                                                             --------       ---------       --------       --------       ---------
NET INCOME ............................................      $ 21,440       $  19,633       $  1,847       $(21,480)      $  21,440
                                                             ========       =========       ========       ========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                COACH      GUARANTOR   NONGUARANTOR
                                                              USA, INC.   SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                              ---------     ---------     -------     --------     ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income .............................................  $  21,440     $  19,633     $ 1,847     $(21,480)    $  21,440
    Adjustments to reconcile net income -
       Extraordinary loss ..................................       --             603        --           --             603
       Depreciation and amortization .......................       --          20,838       1,121         --          21,959
       Equity in income of subsidiaries ....................    (21,480)         --          --         21,480          --
       (Gain)/loss on sale of assets .......................       --          (1,139)       (815)        --          (1,954)
       Deferred income tax provision .......................       --           5,147         984         --           6,131
       Changes in operating assets and liabilities -
          Accounts receivable, net .........................       --          (4,550)     (5,367)        --          (9,917)
          Inventories ......................................       --          (4,917)        (57)        --          (4,974)
          Notes receivable, net ............................       --          (4,482)       --           --          (4,482)
          Prepaids and other current assets ................       --         (26,322)     (1,962)        --         (28,284)
          Accounts payable and accrued liabilities .........         40         6,089       3,122         --           9,251
          Other ............................................       --          (7,579)        199         --          (7,380)
                                                              ---------     ---------     -------     --------     ---------

              Net cash provided by (used in)
                 operating activities ......................       --           3,321        (928)        --           2,393

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ....................       --         (74,783)     (5,879)        --         (80,662)
    Proceeds from sales of property and equipment ..........       --          22,599       7,526         --          30,125
    Cash consideration paid for Founding Cos, net ..........       --            --          --           --            --
    Cash consideration paid for Purchased Cos, net .........    (45,712)         --        (2,167)        --         (47,879)
                                                              ---------     ---------     -------     --------     ---------
              Net cash provided by (used in)
                  investing activities .....................    (45,712)      (52,184)       (520)        --         (98,416)

CASH FLOW FROM FINANCING ACTIVITIES:
    Intercompany ...........................................   (119,174)      119,174        --           --            --
    Principal payments on long-term obligations ............       --         (60,183)     (6,176)        --         (66,359)
    Proceeds from issuance of long-term obligations ........    160,100        (4,794)      7,097         --         162,403
    Proceeds from exercise of Common Stock Options .........      1,224          --          --           --           1,224
    S Corporation dividends paid by certain Pooled Cos .....       --            (739)       --           --            (739)
    Other ..................................................       --            (234)        (11)        --            (245)
                                                              ---------     ---------     -------     --------     ---------

              Net cash provided by (used in)
                 financing activities ......................     42,150        53,224         910         --          96,284

NET INCREASE (DECREASE) IN CASH ............................     (3,562)        4,361        (538)        --             261

CASH AND CASH EQUIVALENTS, beginning of year ...............       --           2,557       1,013         --           3,570
                                                              ---------     ---------     -------     --------     ---------

CASH AND CASH EQUIVALENTS, end of year .....................  $  (3,562)    $   6,918     $   475     $   --       $   3,831
                                                              =========     =========     =======     ========     =========

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

    Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. On May 17, 1996, Coach USA acquired, simultaneously with the closing of the Initial Public Offering, the six Founding Companies. Through the remainder of 1996, and through September 30, 1997, the Company completed the acquisition of several companies, some of which have been accounted for as poolings-of- interest and some of which have been accounted for as purchases. As a result, the pro forma combined financial statements, including the pro forma combined results discussed below, include the historical financial statements of each of the Founding Companies and the Company (including the Pooled Companies) for all periods presented at historical cost, as if these companies had always been members of the same operating group and give effect to (i) the Compensation Differential; (ii) the elimination of merger costs related to pooled acquisitions; (iii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the subsequent acquisitions; and (iv) the tax impact of the Compensation Differential in each period.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RESULTS OF OPERATIONS -- PRO FORMA COMBINED (UNAUDITED)

                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                                             -----------------------        ------------------------
                                                                               1996           1997            1996            1997
                                                                             -------        --------        --------        --------
Revenues ............................................................        $93,629        $143,382        $242,312        $354,018
Operating Expenses ..................................................         67,354         102,221         183,064         260,861
                                                                             -------        --------        --------        --------
     Gross Profit ...................................................         26,275          41,161          59,248          93,157
General and Administrative Expenses .................................          9,665          14,138          26,924          38,289
Goodwill and Other Amortization .....................................            200           1,037             435           2,379
Interest Expense ....................................................          2,950           6,345           8,078          13,990
                                                                             -------        --------        --------        --------
Income Before Income Taxes and Extraordinary Items ..................         13,460          19,641          23,811          38,499
Provision for Income Taxes ..........................................          5,638           7,254           9,896          15,006
                                                                             -------        --------        --------        --------
Pro Forma Income Before Extraordinary Items .........................        $ 7,822        $ 12,387        $ 13,915        $ 23,493
                                                                             =======        ========        ========        ========

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

COMBINED RESULTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 1996 COMPARED TO 1997

   Revenues increased by 53.1% and 46.1% to $143.4 million and $354.0 million, respectively, for the three and nine months ended September 30, 1997. The increase in revenues was largely due to the revenues of the Purchased Companies of $47.2 million and $97.1 million, respectively, for the three and nine months ended September 30, 1997.

   Operating expenses increased 51.8% and 42.5% to $102.2 million and $260.9 million for the three and nine months ended September 30, 1997. The increase in operating expenses was the result of the increased operations, including operations of the Purchased Companies, offset by savings in the Company's insurance program and parts buying program.

   General and Administrative expenses, after elimination of the Compensation Differential, and acquisition related costs increased 46.3% and 42.2% as compared to the three and nine months ended September 30, 1996, respectively. The increase in general and administrative expenses in the nine month period ended September 30, 1997 was largely due to the acquisition of the Purchased Companies and an increase of $2.1 million related to the establishment of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

   Goodwill and Other Amortization increased $0.8 million and $1.9 million, respectively, for the three and nine months ended September 30, 1997, primarily as a result of the acquisition of the Purchased Companies and the amortization of deferred offering costs associated with the senior subordinated notes issued in June 1997.

   Interest expense increased $3.4 million and $5.9 million as compared to the three and nine months ended September 30, 1996, due to the higher level of debt related to additional equipment, debt related to the Purchased Companies and additional interest costs associated with the senior subordinated notes issued in June 1997, partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering, a secondary offering of Coach USA common stock, and due to lower rates from the credit facility.

      Pro forma combined net income before extraordinary items, which has been adjusted for the Compensation Differential and the pro forma provision for taxes, increased during the three and nine months ended September 30,

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

1997 as compared to the three and nine months ended September 30, 1996 primarily due to continued revenue growth and the effects of increased purchasing power on lowering certain costs.

RESULTS OF OPERATIONS -- HISTORICAL (UNAUDITED)

                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                                             -----------------------        ------------------------
                                                                               1996           1997            1996            1997
                                                                             -------        --------        --------        --------
Revenues ............................................................        $93,629        $143,382        $197,374        $354,018
Operating Expenses ..................................................         67,354         102,221         146,139         260,861
                                                                             -------        --------        --------        --------
     Gross Profit ...................................................         26,275          41,161          51,235          93,157
General and Administrative Expenses .................................         11,429          14,520          25,268          39,146
Goodwill and Other Amortization .....................................            200           1,037             435           2,379
Acquisition Costs ...................................................            340             524             340             918
Interest and Other ..................................................          3,175           6,345           7,758          13,990
                                                                             -------        --------        --------        --------
Income Before Income Taxes and Extraordinary Items ..................         11,131          18,735          17,434          36,724
Provision for Income Taxes ..........................................          4,943           7,121           7,237          14,681
                                                                             -------        --------        --------        --------
Income Before Extraordinary Items ...................................        $ 6,188        $ 11,614        $ 10,197        $ 22,043
                                                                             =======        ========        ========        ========

      The historical results discussed below occurred when the combined Founding Companies were under common control and management from June 1, 1996, and the Pooled and Purchased Companies were under common control from September 1, 1996. All other periods reflected were not under common control or management and may not be comparable to, or indicative of, future performance.

HISTORICAL RESULTS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO 1997

      Revenues increased by 53.1% and 79.4% to $143.4 million and $354.0 million for the three and nine months ended September 30, 1997 compared to the comparable period in the prior year. The increase in revenues was largely due to the revenues of the Purchased Companies of $47.2 and $97.1 million, and incremental increases at certain Pooled Companies.

      Operating expenses increased 51.8% and 78.5% to $102.2 million and $260.9 million for the three and nine months ended September 30, 1997 compared to the comparable period in the prior year. The increase in operating expenses was directly related to increased revenues.

      General and Administrative expenses increased 27.0% and 54.9% as compared to the three and nine months ended September 30, 1996. The increase in general and administrative expenses in the three and nine month period ended September 30, 1997 was primarily due to the overall increase in operations and the establishment of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

      Goodwill and Other Amortization increased $.8 million and $1.9 million, respectively, for the three and nine months ended September 30, 1997, primarily as a result of the acquisition of the Purchased Companies and the amortization of deferred offering costs associated with the senior subordinated notes issued in June 1997.

      Interest expense increased $6.2 million as compared to the nine months ended September 30, 1996, due to the higher level of debt related to additional equipment, debt related to the Purchased Companies and additional interest costs associated with the senior subordinated notes issued in June 1997, partially offset by the repayment of

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

debt through the use of proceeds of the Initial Public Offering, a secondary offering of Coach USA common stock, and due to lower rates from the credit facility.

      Net income increased during the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 primarily due to the acquisitions of the Founding Companies and Purchased Companies and the effects of increased purchasing power on lowering certain costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 1997. Capital expenditures net of disposals during the period totaled $50.5 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions.

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

      In August 1997, the Company further amended and restated its credit agreement (the "Credit Facility"). The Credit Facility agreement, as amended, provides for a revolving credit facility of $300 million through a syndicate of eight banks, and allows for an additional $80 million of debt (other than fully subordinated debt) outside the credit facility. The Credit Facility is secured by substantially all of the assets of the Company and matures in August 2000. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to .25% or the London Interbank Offered Rate ("LIBOR") plus .50% to 1.75%, both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee ranging from 0.15% to 0.375% is payable on the unused portion of the Credit Facility. Under the terms of the Credit Facility, the Company must maintain certain minimum financial ratios. The Credit Facility prohibits the payment of cash dividends. As of November 4, 1997, the Company had a total of $133.1 million outstanding under the Credit Facility and other outside credit facilities and had utilized $10.6 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $236.3 million under the Credit Facility.

      In June 1997, the Company completed the sale of $150.0 million aggregate principal amount 93/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the Credit Facility.

      Management believes that the Company's revolving credit facility, its cash flows from operations, and shares of Common Stock available under its shelf registration statement will provide sufficient liquidity or acquisition currency to execute the Company's acquisition and internal growth plans for the next twelve months. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable.

                                COACH USA, INC.
                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               EXHIBIT 27.1 FINANCIAL DATA SCHEDULE

           (b) Reports on Form 8-K

               A report on Form 8-K was filed with the SEC on August 8, 1997 in connection with the acquisition by the Company of five businesses during the period from February 28, 1997 to May 31, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COACH USA, INC.



Dated:  November 14, 1997                    By:   /s/ LAWRENCE K. KING
                                             Name: Lawrence K. King
                                             Title:Senior Vice President and
                                             Chief Financial Officer