Form 10-K
period 1997-12-31
COACH USA INC
filed 1998-03-24
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997  COMMISSION FILE NO.: 0-28056

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

                                                   NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                              WHICH REGISTERED
 Common Stock, $.01 par value                       New York Stock Exchange

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

   As of March 16, 1998, the aggregate market value of the 19,367,394 shares of the registrant's common stock held by non-affiliates of the registrant was $843,692,101, based on the $43.5625 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

   As of March 16, 1998, 22,055,833 shares of the registrant's common stock were issued and outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1997.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                    PART I

ITEM 1.  BUSINESS

     Coach USA, Inc. ("Coach USA" or the "Company") is the largest provider of motorcoach charter, tour and sightseeing services and one of the four largest non-municipal providers of commuter and transit motorcoach services in the United States. The Company also provides airport ground transportation, paratransit and other related passenger ground transportation services. The Company's services at December 31, 1997 were provided through a fleet of approximately 4,600 motorcoaches and high occupancy vehicles, including 500 motorcoaches provided by various transit authorities pursuant to service contracts.The Company's charter and tour fleet features luxury, European style motorcoaches with plush seats, televisions, VCRs and other amenities. The Company's taxicab and executive sedan vehicle services include dispatching and vehicle sales, leasing and financing for more than 2,500 vehicles, primarily owned by independent contractor drivers.

     Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services; however, it conducted no operations prior to its initial public offering in May 1996 (the "Initial Public Offering"). Coach USA acquired, simultaneously with the closing of the Initial Public Offering, six motorcoach service businesses (the "Founding Companies"). During the year ended December 31, 1996, the Company acquired eight additional motorcoach businesses and one taxicab service business. During the year ended December 31, 1997, the Company acquired 34 additional motorcoach businesses and two taxicab and executive sedan businesses. Therefore, from the Initial Public Offering through the end of fiscal 1997, excluding the Founding Companies, the Company has acquired 42 motorcoach businesses and three taxicab and executive sedan businesses. Subsequent to year-end and through March 16, 1998, the Company acquired seven additional motorcoach businesses and one additional taxicab service business.

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

INDUSTRY OVERVIEW

     The motorcoach industry in the United States can be broadly divided into three types of services: (i) recreation and excursion (charter, tour and sightseeing); (ii) commuter and transit; and (iii) regularly scheduled intercity service. The motorcoach industry is highly fragmented with approximately 5,000 motorcoach operators. These companies collectively generated in excess of $20 billion in revenues in 1997. The Company believes that the taxicab services industry has a similar profile but smaller market size.

     The Company believes that there will be increasing demand for recreation and excursion services, commuter and transit motorcoach services and airport related services for a broad range of customers based on a number of factors, including:

     GROWING TRAVEL AND TOURISM INDUSTRY. Travel and tourism is one of the fastest growing industries in the United States. Nationwide charter users include such large organizations as AAA, AARP and convention organizers, whose members are potential users of motorcoach services. As the population of the United States continues to age, the Company believes more people will find motorcoach touring an attractive, low cost alternative to travel by automobile. Also, as the number of foreign tourists traveling to the United States continues to increase, motorcoach travel will continue to be a popular way for these tourists to travel in the United States.

     PRIVATIZATION. The Company expects state and local governments to accelerate their efforts to privatize capital intensive operations, such as commuter and transit services, and ancillary services, such as paratransit services required under the Americans with Disabilities Act ("ADA"). The Company believes that this acceleration will result primarily from a decrease in federal funds available to subsidize operations and the increasing capital cost of acquiring equipment. Examples of this type of business of the Company completed in fiscal 1997 include the multi-year privatization contracts for transit services with the city of Seattle for $32 million in gross revenues for the life of the contract, and with the city of Los Angeles for $44 million in gross revenues for the life of the contract.

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

     INCREASING AIRPORT CONGESTION. The number of passengers served by the current United States airport system is estimated to increase by 25% over the next five years. Currently, there is no coordinated effort to provide seamless transportation between planes and motorcoaches or other modes of ground transportation, and many passengers continue to use private automobiles for local or regional travel to and from airports. With no major airport expansions expected at most major airports in the next five years, the Company believes that motorcoaches, vans and other high occupancy vehicles can alleviate much of this congestion and address the shortage of convenient parking at many airports. In addition, taxicab and executive sedan services are an integral part of passenger ground transportation to and from most major airports.

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

     The Company provides motorcoach and high occupancy vehicle (i.e. shuttles, vans and minibuses) services on both a contracted and per seat basis. For contracted services, the Company arranges a fee for the use of the equipment. In these arrangements, the customer contracts the vehicle for use and the Company is paid a rate, generally on a daily or per mile basis, that is not dependent on passenger load factors. In per seat operations, the Company is paid by each individual customer. Fares for these per seat services are usually determined by the Company and payment is received from individual passengers or through a commissioned agent. In some states, these fares are subject to regulatory approval.

     The Company's taxicab and executive sedan service revenues are derived primarily from services provided to independent contractors that own or lease and operate vehicles under one of the Company's trade names. The independent contractor drivers pay a weekly or daily fee in advance to the Company for dispatching, use and maintenance of the vehicle equipment, liability insurance coverage, use of operating rights, charge account and other services. The independent contractor collects and retains the fares from the passenger. Fares charged to passengers are subject to municipal or state regulatory approval.

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

RECREATION AND EXCURSION

     CHARTER AND TOUR SERVICES. Charter services are provided on a fixed daily rate, based on mileage and hours of operation. The Company offers both daily and long-term charter and tour arrangements (as long as 30 days) with various levels of luxury and price. The Company has arrangements with tour agencies to provide various levels of service and equipment for agent-sponsored and organized tours. Under these arrangements, the Company contracts with tour agencies to provide the motorcoach and driver at a fixed daily rate. To increase equipment utilization, the Company also regularly offers shorter charter service to various social groups or other organizers for transportation to events or specific destinations. In some instances, the Company organizes its own tours and markets them on a per passenger basis.

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

     AIRPORT SERVICE. The Company picks up passengers at airports in various cities and transports them to and from their hotel, casino, cruise ship or convention site. The Company provides passenger ground transportation services into, from and between airports in certain cities in which the Company has operations using motorcoaches and other high occupancy vehicles. This service is provided on either a fixed schedule or service on demand basis. In fixed schedule services, the Company provides regular pick-up and drop-off services while fixed fee services can be arranged through computerized reservations systems or through purchase at a service desk at the airport. Taxicab and executive sedan service operations are an integral part of the passenger ground transportation services to and from the airports in the cities in which the Company operates.

     SPECIALIZED DESTINATION ROUTE. The Company provides specialized destination route services, including daily scheduled service to casinos in various gaming states including Connecticut, New Jersey, Louisiana, Nevada and Colorado. Luxury motorcoaches pick passengers up at specified locations. Tickets are sold through agents and at specified locations. Customers are taken on an "open-door" basis or by reservation.

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

TAXICAB SERVICES

     The majority of the Company's taxicabs and executive sedans are owned by independent contractor drivers, with the remainder being owned by the Company and leased on a daily or weekly basis to independent contractor drivers. None of the taxicab drivers are employees of the Company. In addition to the daily or weekly fee paid by the drivers to the Company for dispatching and other support services, the Company derives revenues through vehicle sales and financing services to drivers, maintenance, parts and labor provided to drivers and vehicle mini-billboard advertising.

     RADIO DISPATCHED SERVICES. Radio dispatched services are provided primarily on a call-in basis. When the request is made for service, the closest available vehicle is notified through the Company's computer dispatching system. An independent contractor driver of the identified vehicle accepts the trip and picks up the customer.

     AIRPORT SERVICES. Taxicab and executive sedan services are provided to passengers going to and coming from the airports in the municipalities in which the Company provides these services. Most services provided to passengers coming from the airports are provided on a demand basis as passengers depart the airport and summon a taxicab or executive sedan at the airport cab station.

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

BUSINESS STRATEGY

     The Company's objective is to be the largest provider of regional and local motorcoach and passenger ground transportation services in the United States. Management plans to achieve this goal by:

     EXPANDING THROUGH ACQUISITIONS. The Company intends to continue to pursue an aggressive acquisition strategy to enhance its position in its current markets and to acquire operations in new markets by:

        ENTERING NEW GEOGRAPHIC MARKETS. The Company intends to expand into geographic markets it does not currently serve by acquiring well-established motorcoach and other passenger ground transportation service providers that, like the Founding Companies and many of the subsequent acquisitions, are leaders in their regional markets.

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

        COORDINATION OF SALES AND MARKETING PROGRAMS. The travel and tourism industry has experienced significant growth in recent years, and the Company expects this trend to continue. The operating subsidiaries of the Company have begun to coordinate, when appropriate, sales and marketing programs as a means to expand their recreational and excursion business. The operating subsidiaries will continue to target travel and tour companies, national and international travel agencies and convention organizers, as well as organizations such as AAA, AARP and professional and amateur athletic teams, in order to expand services to larger users of their services.

        DEVELOPING PRIVATIZATION AND OUTSOURCING. The Company believes that the trend toward privatization and outsourcing will accelerate, as more transit authorities and businesses such as hotels, casinos, rental car agencies, colleges and other institutions that operate their own fleets decide to privatize or outsource non-core operations.

     CAPITALIZING ON THE CORPORATE STRUCTURE. The Company intends to continue to take advantage of its corporate structure by:

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

        INCREASING OPERATING EFFICIENCIES. The Company has begun to consolidate certain operations and eliminate redundant facilities and redeploy equipment through coordination among the various operating subsidiaries. The Company believes that there will continue to be opportunities to eliminate redundant facilities and redeploy equipment. Additionally, the Company expects to continue to benefit from cross-marketing and increased equipment utilization that has occurred among the various operating locations of the Company.

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

     The Company acquired the six Founding Companies simultaneous with the Initial Public Offering, and through the remainder of fiscal 1996, the Company completed the acquisition of eight additional motorcoach service businesses and one additional taxicab service business. During the year ended December 31, 1997, the Company acquired thirty-four additional motorcoach businesses and two taxicab and executive sedan businesses. Therefore, from the Initial Public Offering through the end of fiscal 1997, excluding the Founding Companies, the Company has acquired 42 motorcoach businesses and three taxicab and executive sedan businesses. Subsequent to year-end and through March 16, 1998, the Company completed the acquisition of seven additional motorcoach businesses and one additional taxicab business. The Company has increased and expanded its presence in the markets serviced in fiscal 1996, and has entered several major new markets in the United States and Canada.

     The Company believes that it can continue to successfully implement its acquisition program due to: (i) its strategy for creating a national company, which should enhance an acquired company's ability to compete in its local and regional market through an expansion of offered services, improved equipment utilization and lower operating costs; (ii) the additional capital available for new equipment; (iii) the potential for increased profitability as a result of the Company's centralization of certain administrative functions, greater purchasing power and economies of scale; (iv) its financial strength and visibility as a public company; and (v) its decentralized management strategy, which should, in most cases, enable an acquired company's management to remain involved in the operation of the company.

     The Company has analyzed a substantial amount of data on the motorcoach and passenger ground transportation services industry and individual businesses within the industry and believes it is well positioned to continue implementing its acquisition program. Several of the principals of the current operating subsidiaries have maintained leadership roles in both national and regional motorcoach and taxicab service trade associations, which has allowed these principals to become personally acquainted with operators of motorcoach and passenger ground transportation services businesses across the country. The Company believes that the visibility of these individuals within these associations will continue to increase the industry's awareness of the Company and its strategies, thereby attracting interest from local and regional operators.

OPERATIONS

     The majority of the Company's daily operations continue to be handled at the local subsidiary level and the Company will continue to maintain a decentralized management structure. However, the growth in the number of operating subsidiaries, and the growth in operations of existing subsidiaries will continue to require further coordination among management on a regional basis. Therefore, the operating subsidiaries have begun to coordinate and implement consolidation opportunities and other strategies to maximize equipment and facility utilization on a regional as well as a local basis.

     Most of the Company's locations have an operations center staffed by customer service personnel, fleet managers and dispatchers. All of the Company's commuter and transit services as well as its sightseeing and specialized destination route services are operated with dedicated fleets of motorcoaches and drivers, and most fleets include back-up vehicles in case of equipment breakdown or higher passenger volume. Because commuter and transit services and specialized destination route services involve fixed routes which rarely vary, the dispatch function is limited to communicating with drivers by radio to determine that the motorcoach is in service, the number of passengers embarked and whether the motorcoach is on schedule and to deal with any problems in route. When necessary, dispatchers can communicate necessary modifications in schedules to meet customer demand and increase utilization. Operations personnel schedule individual motorcoaches for recreation and excursion services as charter business is obtained. In many instances, the Company receives bookings for tours and charters well in advance, which enables the Company to predict periods during which equipment utilization is likely to be low. When this occurs, the Company more actively solicits charter business in an effort to maintain equipment utilization or schedules alternative uses for its equipment, particularly during the winter months when tourism declines. Computerized dispatch services are an integral part of the daily support services provided to the independent contractor drivers in the taxicab and executive sedan business.

     The Company continues to centralize certain administrative support activities. The Company believes that by continuing to remove the burden and attention-diverting responsibility of administrative and support functions, the local management of the operating companies will be able to focus on pursuing new business opportunities and improving equipment utilization and yields.

     The Company's operations (and the revenues generated from the operations) are concentrated in a similar fashion to the population centers across the United States and Canada, with particular concentrations of operations and revenue in the New York/New Jersey area and southern California.

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

     To the extent economically and logistically practicable, the Company shares maintenance facilities and personnel among the operating locations. The Company expects this will result in a decrease in the percentage of maintenance costs incurred at outside shops and a decrease in total maintenance costs. The Company has begun to consolidate certain facilities which will enable the Company where appropriate to eliminate redundant maintenance facilities.

     The Company continues to replace older motorcoaches with newer equipment. In many instances this replacement reduces maintenance costs largely because late model motorcoaches are more reliable and have better engine and power train warranties. When cost effective to do so, the Company has relocated older motorcoaches to markets where they can be utilized. The Company intends to purchase most of its motorcoaches with standard component specifications, particularly engines and drive trains, thereby reducing the complexity of maintenance and spare parts management. The Company has entered into a leasing agreement for tires on terms more favorable than previously available to the acquired companies individually.

SALES AND MARKETING

     The Company has a broad customer base. No single customer of the Company accounted for more than 2% of revenues in 1997. Management at the Company's operating locations has been responsible for establishing and maintaining relationships with tour organizers, travel agencies and other regular users of charter and tour services as well as pursuing outsourcing and privatization opportunities. Most of the motorcoach operations also have a sales staff that focuses primarily on obtaining specific charter and tour business.

     The principal means of marketing charter and tour services has been in telephone directories, yellow pages and through direct mail or personal contact with customers included in each operating location's data bases, which include civic groups, schools and domestic and foreign tour organizers and travel agencies. The Company uses ticket counters in hotel lobbies and concierges to market and promote sightseeing services.

     The Company's specialized destination route services to casinos are promoted primarily by individual casinos. These casinos will either pay the Company for the transportation or provide incentives to passengers transported by the Company to the casino. In some instances, the casinos actively advertise these promotions in various media, such as newspapers, television and billboards.

     The Company, through its operating subsidiaries, intends to continue to coordinate sales and marketing campaigns and programs for its recreation and excursion services. The focus of the marketing effort will continue to be on national users of motorcoach service, such as domestic and international travel and tour agencies, convention organizers and sports teams. The Company believes that it will have a marketing advantage over its competitors since it will be able to offer consistent, dependable, quality service in various metropolitan areas in the United States, thereby enabling its customers to use the Company's services in multiple locations rather than dealing with numerous regional or local motorcoach operators.

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

     The Company's taxicab and executive sedan service operations utilize the yellow pages, billboards and signs on the taxicabs as the primary means of marketing services. Paratransit contracts are obtained through a competitive bidding process. The airport services provided through high occupancy vehicles are sold on a per seat basis through agents at the airports and the hotel pick up locations.

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

     The Company is subject to extensive FHWA and state regulations with respect to the qualifications of its drivers and the safety of its vehicles and their operation. See "-- Drivers and Other Personnel" and "-- Safety." In addition, the high occupancy vehicles operated by the Company are required by FHWA regulations to meet Federal noise standards established by the Environmental Protection Agency. The Company believes that it has conducted its operations in substantial compliance with FHWA regulations, and the Company does not believe that ongoing compliance with such regulations will require substantial capital expenditures. Under the ADA, the Company could become obligated to provide accessible vehicles to persons who are disabled under certain circumstances defined in that statute and in USDOT regulations. If the Company were required to make its motorcoaches compatible with ADA regulations, it could result in significant capital expenditures by the Company. The Company is subject to regulation by the Occupational Safety and Health Administration with respect to worker and workplace safety.

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

     The Termination Act requires the STB's approval of any transaction under which a person that is not a regulated motorcoach operator, such as Coach USA, acquires control of two or more STB-regulated motorcoach operators. However, the STB is empowered to exempt persons from this requirement for approval of motorcoach acquisitions. Coach USA filed a petition with the STB seeking such exemption in order to permit the acquisition by Coach USA of the Founding Companies and their affiliates that are regulated by the STB, and the exemption was granted and became effective on May 3, 1996. The Company filed a petition with the STB seeking an exemption in connection with the acquisition of five motorcoach businesses that were part of the acquisitions completed in August and December 1996 and the exemptions were granted on November 8, 1996 and May 15, 1997, respectively. The Company filed twenty three applications for exemption or approval with the STB in connection with the acquisitions completed in fiscal 1997; seven were approved on May 15, 1997, three were approved on November 13, 1997; one was approved on December 4, 1997; three were approved on February 24, 1998; and the remaining nine are pending.

     The Company's taxicab and executive sedan service operations are regulated at the state and local level. Local regulations focus on the number of vehicles that are authorized to provide taxicab services and whether new entries into the local marketplace will be granted authority to do business. These regulatory authorities also set and periodically review the maximum fares that can be charged to passengers.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various Federal, state and local environmental laws and regulations governing vehicle emissions, underground and aboveground fuel tanks and the storage, use and disposal of hazardous materials and hazardous waste in connection with the Company's in-house maintenance operations. These laws include the Water Pollution Control Act, the Clean Air Act, as amended, the Resource Conservation and Recovery Act, as amended, the Comprehensive Environmental Response, Compensation and Liability Act and various state and local laws. There are underground storage tanks at several of the Company's facilities. The Company also conducts motorcoach washing at certain of its facilities and the resulting waste must be disposed of in accordance with regulatory requirements. In the event of a spill, the Company would be responsible for the cost of the clean-up, which could be significant. As a result of historical operations, there have been spills and releases of hazardous substances, including petroleum and petroleum products, at several of the Company's facilities and the Company has had to remediate these spills and releases. However, additional spills and releases of hazardous substances of which the Company is unaware, including spills and releases of petroleum and petroleum products, may have occurred at the Company facilities. With respect to unknown pre-existing contamination at a facility, in most instances, each of the stockholders of the applicable business acquired by the Company has agreed to indemnify the Company (up to the amount of consideration such stockholder received, after satisfaction of a threshold payable by the Company, which varies depending on the transaction) for liabilities in connection with such contamination. If and to the extent that any stockholder of such a business had actual knowledge of a spill or release and did not disclose it to the Company, such stockholder has agreed to indemnify the Company for all liabilities in connection with such contamination. Some of the operating companies have disclosed that from time to time they have spilled or released certain hazardous substances in the course of operating their businesses.

     The Company has begun to initiate the implementation of an environmental compliance program at all of its facilities in an effort to prevent or reduce future releases of hazardous substances.

DRIVERS AND OTHER PERSONNEL

     As of December 31, 1997, the Company had approximately 10,600 employees, of whom approximately 6,700 were motorcoach drivers and approximately 1,500 were maintenance personnel. The balance includes administrative personnel, sales personnel, customer service personnel, fleet managers, dispatchers and safety and training personnel. Of these employees, approximately 7,800 are full-time employees. The Company's taxicab, executive sedan and paratransit services are primarily provided through independent contractor drivers that are not employees of the Company.

     The Company has established motorcoach driver retention programs which seek to maintain a sufficient number of qualified drivers to handle passenger service. Each operating location historically had relatively minimal driver turnover among full-time drivers other than for sightseeing and tour services, where the need for motorcoach drivers varies seasonally. Safety and dependability of drivers are critical to the Company's operations. Motorcoach drivers are required to comply with all applicable Federal and state driver qualification and safety regulations, including hours of service and medical qualifications, and to hold a Commercial Driver's License issued in conformity with regulations of the FHWA. Drivers are also subjected to drug and alcohol testing requirements imposed by the FHWA, including random, reasonable suspicion and post-accident testing. Driver applicants are required to have significant driving experience and to pass medical examinations. Taxicab and luxury sedan drivers are subject to laws and regulations governing driving records, appearance and presentation which are monitored by local municipalities.

     As of December 31, 1997, several different unions, each through various local affiliations, represented approximately 3,300 employees of the Company, of whom approximately 2,900 were motorcoach drivers. The Company is a party to a number of different collective bargaining agreements which expire at various dates through 2002. In the last 10 years, the various operating companies have not experienced any significant work stoppages and the Company believes that relationships with union representatives and union employees are satisfactory.

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

YEAR 2000 ISSUES

     Some of the existing operating and financial computer systems utilized by the Company at its operating subsidiaries will need to be modified or replaced by the Company or its vendors to increase the date field or make other modifications to reflect the upcoming change in the century. The Company believes that the resolution of this issue and the modifications required will not have a material impact on the business of the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Report includes "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including without limitation

(a) statements in paragraph three under "Business" regarding the Company's strategy of consolidation through acquisitions and the factors that will contribute toward the success of that strategy, (b) the statements in paragraphs two, three, four, six and seven under "Industry Overview" regarding the demand for transportation services and the factors impacting that demand, (c) the statements under "Business Strategy" regarding the Company's acquisition, internal growth and economies-of-scale strategies, (d) the statements in paragraph one under "Acquisition Strategy" regarding the number of acquisition candidates in the industry, (e) the statements in paragraphs three and four under "Acquisition Strategy" regarding the factors contributing to the success of the acquisition program, (f) statements in paragraphs two and three under "Operations" regarding the benefits of a decentralized management structure, (g) the statements in paragraph four under "Maintenance" regarding the impact on maintenance costs of motorcoach replacement, (h) the statements in paragraph four under "Sales and Marketing" regarding the sales and marketing campaigns,
(i) the statements in paragraph five under "Sales and Marketing" regarding the considerations used by governmental agencies in awarding contracts, (j) the statements under "Competition" regarding potential competition, competitive factors in the motorcoach industry and the Company's ability to compete for acquisition candidates, (k) the statements under "Drivers and Other Personnel" regarding the Company's relationship with union representatives and employees, and (l) the statements under "Year 2000 Issues" regarding the modifications of computer systems are forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation in conjunction with the forward looking statements included in this Report. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 2.  PROPERTIES

FACILITIES

     At December 31, 1997, the Company's facilities consisted principally of offices, garages and maintenance facilities. Some of these are single facilities, and other facilities have limited operations, which may not include complete maintenance services. The Company owns twenty-eight of the facilities on which motorcoach and high occupancy vehicle operations are located, and three of the facilities on which taxicab and executive sedan operations are located. The remaining facilities are leased, including some from related parties. The Company believes that its facilities are adequate for its current needs.

     The Company leases its executive and administrative offices in Houston, Texas.

EQUIPMENT

     The Company operates approximately 3,500 motorcoaches and 1,100 other high occupancy vehicles. Approximately 300 of these motorcoaches are provided by various transit authorities for nominal rent, with the Company assuming full responsibility for maintenance and repairs. These motorcoaches are provided under contracts to perform transit and commuter services and must be returned to the transit authorities in the event the contracts for them are not renewed. In addition, approximately 200 other motorcoaches have been provided by certain transit authorities to the Company to operate for the normal useful operating lives thereof, and these motorcoaches must only be returned to such transit authorities if the Company surrenders its routes for which such motorcoaches were provided, or at the end of the normal useful operating lives thereof. The Company's owned fleet of motorcoaches has an average age of six years. Motorcoaches have a useful operating life in excess of 15 years. The Company's replacement policy will depend on the use being made of the particular motorcoach, but the Company expects that on average it will replace motorcoaches every 10 to 12 years. A majority of the Company's current fleet of motorcoaches are from one manufacturer, Motorcoach Industries Incorporated, although other manufacturers are represented in the Company's fleet. Most engines and drive trains are manufactured by Detroit Diesel and Allison Transmissions, respectively. This continuity of engine and drive train should enable the Company to implement a standardized, Company-wide maintenance program and allow it to reduce its spare parts inventory. The Company leases most of its tires from Firestone, with the lease payments based on mileage driven on the tires.

     The Company's taxicab and executive sedan service operations provide dispatch and related services to a fleet of over 2,500 vehicles, of which approximately 1,100 are owned and operated by independent contractor drivers and the remainder of which are owned by the Company and leased on a daily or weekly basis to independent contractor drivers. The Company offers full service maintenance and repairs on vehicles owned by the independent contractor drivers and provides maintenance on the vehicles owned by the Company.


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

     From time to time, the Company is a party to routine litigation incidental to its business. The majority of the claims are for personal injury or property damage incurred in the transportation of its passengers. The Company is also a party to routine litigation regarding contracts and employment claims. The Company is not aware of any pending claims or threatened claims which, if adversely determined, might materially affect the Company's operating results or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock traded on the Nasdaq National Market from May 14, 1996, the date of the Initial Public Offering, until May 7, 1997. Since May 8, 1997, the Company's Common Stock has traded on the New York Stock Exchange. The following table sets forth the high and low last sale prices for the Common Stock for the period from May 14, 1996 through March 16, 1998.

                                                        HIGH           LOW
                                                      --------      --------
           1996
           Second quarter (from May 14).............. $ 22 3/4      $ 17 5/8
           Third quarter.............................   27 1/2        18
           Fourth quarter............................   32            25

           1997
           First quarter.............................   34 1/4        27 5/8
           Second quarter............................   31 1/4        24 1/2
           Third quarter.............................   31 7/16       24 7/8
           Fourth quarter............................   35 1/16       27

           1998
           First quarter (through March 16, 1998)....   45 1/2        28 5/8

     At March 16, 1998, there were approximately 231 stockholders of record of the Company's Common Stock. On March 16, 1998, the last reported sale price of the Common Stock on the New York Stock Exchange was $43.5625 per share.

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

SALE OF UNREGISTERED SECURITIES

     The following information relates to securities of the Company issued or sold by the Company during the past two fiscal years which were not registered under the Securities Act:

          (i) In January 1996, the Company issued 30 shares of Common Stock at an effective price of $.01 per share to officers of the Company; and

          (ii) In March 1996, the Company issued 39.2 shares of Common Stock at an effective price of $.01 per share to officers of the Company, Shelli LePori (an employee of Notre Capital Ventures II, LLC, the firm which founded the Company), Dominic Puopolo and M Three Trust (a trust for the benefit of the children of Paul M. Verrochi) (Messrs. Puopolo and Verrochi are principals with American Business Partners, LLC, formerly known as Exel Motorcoach Partners, LLC, a former consultant to the Company, and Mr. Verrochi is a member of the board of directors of the Company).

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

     In connection with the acquisition of businesses completed in August 1996, the Company issued 2,558,580 shares of Common Stock to the stockholders of the companies in the transactions accounted for as poolings-of-interests and subordinated notes convertible into 750,460 shares of Common Stock to the stockholders of the purchased companies accounted for as purchases.

     In connection with the acquisition of businesses completed in December 1996, the Company issued 1,150,795 shares of Common Stock to the stockholders of the companies acquired in three transactions accounted for as poolings-of-interests.

     In connection with the acquisition of businesses completed in the first quarter of fiscal 1997, the Company issued 578,033 shares of Common Stock to the stockholders of the companies in the transactions accounted for as poolings-of-interests and subordinated notes convertible into 256,410 shares of Common Stock to stockholders of the companies accounted for as purchases.

     In connection with the acquisition of businesses completed in the second quarter of fiscal 1997, the Company issued 1,289,956 shares of Common Stock to the stockholders of the companies in the transactions accounted for as poolings-of-interests and subordinated notes convertible into 102,128 shares of Common Stock to stockholders of the companies accounted for as purchases.

     In connection with the acquisition of businesses completed in the third quarter of fiscal 1997, the Company issued subordinated notes convertible into 118,603 shares of Common Stock to stockholders of the companies accounted for as purchases. In addition, on July 26, 1997, the Company issued warrants to purchase 100,000 shares of Common Stock at a strike price of $26.00 per share (which was the closing price of the Common Stock on that date) to American Business Partners, LLC, formerly known as Exel Motorcoach Partners, LLC.

     In connection with the acquisition of businesses completed in the fourth quarter of fiscal 1997, the Company issued subordinated notes convertible into 200,288 shares of Common Stock to stockholders of the companies accounted for as purchases.

     In connection with the acquisition of businesses completed subsequent to year end through March 16, 1998, the Company issued subordinated notes convertible into 122,000 shares of Common Stock to stockholders of the companies accounted for as purchases.

     Each of these transactions was effected without registration of the relevant security under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                COACH USA, INC.
                       SELECTED PRO FORMA FINANCIAL DATA

     Coach USA acquired, simultaneously with the closing of the Initial Public Offering, the Founding Companies. During the remainder of 1996 and through 1997, the Company completed 45 acquisitions, 19 of which were accounted for as poolings-of-interests (the "Pooled Companies"), 3 of which were accounted for as immaterial poolings-of-interests (the "Immaterial Pooled Companies"), and 23 of which were accounted for as purchases (the "Purchased Companies"). The PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS and PRO FORMA BALANCE SHEET DATA below include historical financial statement data of the Founding Companies at historical cost, the Company (including the Pooled Companies) for all periods presented, the Immaterial Pooled Companies from the beginning of the fiscal quarter in which they were acquired, and the Purchased Companies since the date of their respective acquisition. In addition, the data below gives effect to (i) certain reductions in salaries and benefits to the former owners of the Founding Companies and the Pooled Companies, which were agreed to in connection with the mergers of the Founding Companies and the acquisition of the Pooled Companies, as well as a non-recurring, non-cash charge recorded by the Company (collectively, the "Compensation Differential"); (ii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the acquisitions completed through 1997; (iii) the tax impact of the Compensation Differential in each period; (iv) for 1995 and 1996, the conversion of debt to equity at one of the Pooled Companies; and (v) the elimination of non-recurring pooling costs associated with the 1996 and 1997 acquisitions. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and also gives effect to the acquisitions of the Purchased Companies as if those acquisitions occurred on January 1, 1996, and gives pro forma effect to (i) Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill,
(iii) interest expense attributable to convertible subordinated notes issued, and (iv) income tax adjustments attributable to the above adjustments.

                                                                                    YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------------
                                                                1993          1994            1995           1996           1997
                                                              --------       --------       --------       --------       ---------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
PRO FORMA STATEMENT OF INCOME DATA
   INCLUDING COMPENSATION DIFFERENTIAL
   AND OTHER ADJUSTMENTS:
      Total revenues ..................................       $281,872       $282,397       $316,275       $370,781       $ 542,790
      Operating expenses ..............................        226,471        221,839        241,103        281,924         398,945
      Gross profit ....................................         55,401         60,558         75,172         88,857         143,845
      General and administrative expenses .............         33,193         37,253         40,527         41,365          62,029
      Operating income ................................         22,208         23,305         34,645         47,492          81,816
      Income before extraordinary items ...............          7,108          7,961         13,494         20,461          35,682
      Extraordinary items .............................          1,191           --             --            2,648            (929)
      Net income ......................................          8,299          7,961         13,494         23,109          34,753
BASIC EARNINGS PER SHARE:
      Income before extraordinary items
         per share ....................................                                                    $   1.13       $    1.67
      Net income per share ............................                                                        1.27            1.62
      Weighted average shares (1) .....................                                                      18,152          21,412
DILUTED EARNINGS PER SHARE:
      Income before extraordinary items
         per share ....................................                                                    $   1.12       $    1.61
      Net income per share ............................                                                        1.26            1.57
      Weighted average shares (1) .....................                                                      18,543          22,954
PRO FORMA FOR PURCHASED COMPANIES:
      Total revenues ..................................                                                    $571,060       $ 615,770
      Operating expenses ..............................                                                     430,978         452,918
      Gross profit ....................................                                                     140,082         162,852
      General and administrative expenses .............                                                      71,140          75,641
      Operating income ................................                                                      68,942          87,211
      Income before extraordinary items ...............                                                      22,679          35,633

                                                                                YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                        PRO FORMA      PRO FORMA      PRO FORMA      HISTORICAL        HISTORICAL
                                                           1993          1994            1995           1996              1997
                                                        ---------      ---------      ---------      ---------         ---------
BALANCE SHEET DATA (AT END OF PERIOD):
      Working capital (deficit) ...................     $ (16,779)     $ (18,727)     $ (19,314)     $ (22,036)        $  (5,311)
      Total assets ................................       182,561        207,085        241,538        366,040           665,870
      Total debt, including current
         portion ..................................       101,499        121,278        138,125        153,978(2)        320,764(2)
      Stockholders' equity ........................        23,234         24,517         31,204        114,270           160,555

------
(1) See Note 11 of the Notes to Consolidated Financial Statements for a reconciliation of weighted average shares outstanding for the year ended December 31, 1997.

(2) Does not include $22.5 million and $52.3 million of outstanding convertible subordinated notes as of December 31, 1996 and 1997, respectively, issued in connection with the acquisitions of the Purchased Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Coach USA was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. On May 17, 1996, Coach USA acquired, simultaneous with the closing of its Initial Public Offering, the six Founding Companies. During the remainder of 1996 and through 1997, the Company completed 45 acquisitions, 19 of which were accounted for as poolings-of-interests (the "Pooled Companies"), and 23 of which were accounted for as purchases (the "Purchased Companies"). Additionally, three acquisitions have been accounted for as immaterial poolings-of-interests (the "Immaterial Pooled Companies"). As a result, the pro forma financial statements, including the pro forma results discussed below, include the historical financial statements of the Founding Companies and the Company (including the Pooled Companies) for all periods presented at historical cost, as if these companies had always been members of the same operating group and give effect to (i) the Compensation Differential; (ii) the elimination of merger costs related to the Pooled Companies; (iii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the acquisitions completed through 1997; and (iv) the tax impact of the Compensation Differential in each period.

     The Company continues to realize savings by consolidating certain general, administrative and purchasing functions and reducing insurance expenses. In addition, the Company continues to realize savings from its ability to borrow at lower interest rates than the Founding Companies and the subsequent acquisitions. These savings are being partially offset by the costs of being a public company and the increase in costs related to the Company's corporate management. Neither these savings nor the costs associated therewith, for the periods prior to the Initial Public Offering or the date of the respective subsequent acquisitions, have been included in the pro forma financial information discussed below. As a result, historical pro forma results may not be comparable to, or indicative of, future performance.

     The Company's motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts and other arrangements to provide motorcoach services. Taxicab operation revenues are derived from fees and other services charged to independent taxicab operators. Operating expenses consist primarily of salaries and benefits for motorcoach drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and direct tour expenses. General and administrative expenses consist primarily of compensation and related benefits to the former owners and certain key employees of the Founding Companies and the subsequent acquisitions, administrative salaries and benefits, marketing, communications and professional fees.

PRO FORMA RESULTS FOR 1996 COMPARED TO 1997

     Total revenues increased $172.0 million, or 46.4%, to $542.8 million for the year 1997. The increase in revenues was primarily due to revenues from Purchased Companies acquired in 1997 of $106.3 million and the incremental revenues of the Purchased Companies acquired in 1996 of $26.0 million. The remaining increase was largely due to: (i) additional revenues of approximately $10.0 million related to the expansion of transit services, and (ii) continued growth in the charter, tour and taxicab operations.

     Operating expenses increased $117.0 million, or 41.5%, to $398.9 million for 1997. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies discussed above and an overall increase in operations throughout the Company, partially offset by savings in the Company's insurance and parts buying programs.

     General and administrative expenses in 1997, after elimination of the Compensation Differential and non-recurring pooling costs, increased $20.7 million, or 50.0%, from $41.4 million in 1996 to $62.0 million. The increase in general and administrative expenses was largely due to the acquisition of the Purchased Companies and additional costs of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

     Interest expense increased $9.7 million in 1997 as compared to 1996 due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies, and additional equipment purchases.

     Pro forma net income before extraordinary items, adjusted for the Compensation Differential, non-recurring pooling costs, and the pro forma provision for taxes, increased during 1997 as compared to 1996 primarily due to the acquisition of the Purchased Companies, continued revenue growth and the effects of increased purchasing power.

     The extraordinary items recorded in 1997 include extraordinary losses of $0.9 million, net of taxes, related to prepayment penalties on early retirement of certain debt.

PRO FORMA RESULTS FOR 1995 COMPARED TO 1996

     Total revenues increased $54.5 million, or 17.2% from $316.3 million in 1995 to $370.8 million in 1996. The increase in revenues was primarily attributable to revenues from Purchased Companies acquired in 1996 of $16.8 million. Additionally, revenues increased due to: (i) an increase in taxicab service revenues of $9.3 million, attributable to internal expansion, (ii) an increase in motorcoach charter and special destination revenues of $7.9 million, primarily attributable to increased service to Atlantic City and Louisiana casinos, and (iii) continued growth in the charter and tour operations.

     Operating expenses increased $40.8 million, or 16.9%, from $241.1 million in 1995 to $281.9 million in 1996. The increase in operating expenses was primarily due to the operating expenses from the Purchased Companies acquired in 1996 of $12.8 million. The remaining increase is consistent with the overall increase in operations throughout the Company.

     General and administrative expenses, after elimination of the Compensation Differential and non-recurring pooling costs, increased $0.8 million, or 2.1% from $40.5 million in 1995 to $41.4 million in 1996.

     Interest expense increased $2.6 million in 1996 as compared to 1995 due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies, and additional equipment purchases. This increase was partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering and a secondary offering of Coach USA Common Stock completed in November and December 1996.

     Pro forma net income before extraordinary items, adjusted for the Compensation Differential, non-recurring pooling costs, and the pro forma provision for taxes, increased $7.0 million, from $13.5 million in 1995 to $20.5 million in 1996, and represented 4.3% of revenues in 1995 compared to 5.5% of revenues in 1996.

     The extraordinary items recorded in 1996 include an extraordinary gain that was recognized in connection with the mergers of the Pooled Companies with Coach USA, partially offset by extraordinary losses related to prepayment penalties on early retirement of certain debt. Obligations due to certain former stockholders of the Pooled Companies of $17.2 million were retired in exchange for shares of Coach USA Common Stock. The transactions resulted in an extraordinary gain on early extinguishment of debt of approximately $4.2 million, net of taxes, representing the excess of the recorded value of the obligations exchanged over the market value of the Coach USA Common Stock. In addition, extraordinary losses of $1.6 million, net of taxes, for prepayment penalties on certain retired debt were recorded in 1996.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following consolidated financial information represents the operations of the Pooled Companies for all periods presented, the Immaterial Pooled Companies from the beginning of the fiscal quarter in which they were acquired, the Founding Companies and Coach USA for the seven months ended December 31, 1996, and the Purchased Companies since their respective dates of acquisition. This financial information has been derived from the Consolidated Financial Statements of Coach USA. Pro forma net income before extraordinary items gives effect to (i) the Compensation Differential; (ii) certain tax adjustments related to the taxation of certain Pooled Companies as S Corporations prior to the consummation of the Mergers; (iii) the elimination of non-recurring pooling costs associated with the 1996 and 1997 acquisitions, and (iv) the tax impact of the Compensation Differential in each period.

                                                                              YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                      1993             1994            1995           1996               1997
                                                    ---------       ---------       ---------       ---------          ---------
                                                                                    (IN THOUSANDS)
STATEMENT OF INCOME DATA:
      Total revenues .........................      $ 178,800       $ 175,643       $ 202,786       $ 325,717          $ 542,790
      Gross profit ...........................         37,383          41,651          52,208          80,863            143,845
      Operating income .......................         11,818          10,841          16,898          37,282             77,501
      Income before extraordinary
         items ...............................          3,156           2,457           4,197          14,140             32,337
PRO FORMA:
      Operating income .......................         14,844          14,811          21,487          44,185             81,816
      Income before extraordinary
         items ...............................          5,425           4,393           6,686          19,402             35,682
BALANCE SHEET DATA:
      Working capital (deficit) ..............      $ (14,814)      $ (15,328)      $ (15,101)      $ (22,036)         $  (5,311)
      Total assets ...........................        114,105         132,244         159,351         366,040            665,870
      Total debt, including current
         portion .............................         71,486          89,395         106,052         153,978(1)         320,764(1)
      Stockholders' equity ...................          4,267           2,876           6,489         114,270            160,555

(1) Does not include $22.5 million and $52.3 million of outstanding convertible subordinated notes outstanding as of December 31, 1996 and 1997, respectively, issued in connection with the acquisitions of the Purchased Companies.

HISTORICAL RESULTS FOR 1996 COMPARED TO 1997

        Total revenues increased $217.1 million, or 66.6%, to $542.8 million for the year 1997. The increase in revenues was primarily due to: (i) the acquisition of the Purchased Companies acquired in 1997 with revenues of $106.3 million, (ii) the incremental revenues of the Founding Companies of $51.8 million, as the Founding Companies were reported for only seven months in 1996 as compared to twelve months in 1997, (iii) the incremental revenues of the Purchased Companies acquired in 1996 of $26.0 million, (iv) additional revenues of approximately $10.0 million related to the expansion of transit services, and
(v) continued growth in charter, tour and taxicab operations.

        Operating expenses increased 62.9% to $398.9 million for 1997. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies, incremental costs of the Founding Companies, and an overall increase in operations throughout the Company, partially offset by savings in the Company's insurance and parts buying programs.

     General and administrative expenses in 1997, after elimination of the Compensation Differential and non-recurring pooling costs, increased $25.4 million, or 69.1%, from $36.7 million in 1996 to $62.0 million in 1997. The increase in general and administrative expenses was largely due to the acquisition of the Purchased Companies, incremental costs of the Founding Companies, and additional costs of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

     Interest expense increased $10.2 million in 1997 as compared to 1996 due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies, and additional equipment purchases.

     Pro forma net income before extraordinary items, adjusted for the Compensation Differential, non-recurring pooling costs and the pro forma provision for taxes, increased during 1997 as compared to 1996 primarily due to the acquisition of the Purchased Companies, continued revenue growth and the effects of increased purchasing power.

     The extraordinary items recorded in 1997 include extraordinary losses of $0.9 million, net of taxes, related to prepayment penalties on early retirement of certain debt.

HISTORICAL RESULTS FOR 1995 COMPARED TO 1996

     Total revenues increased $122.9 million, or 60.6%, from $202.8 million in 1995 to $325.7 million in 1996. The increase in revenues was primarily due to:
(i) the acquisition of the Founding Companies with revenues subsequent to the mergers of $72.9 million, (ii) the acquisition of the Purchased Companies with revenues of $16.8 million, (iii) an increase in taxicab service revenues of $9.3 million, attributable to internal expansion, (iv) an increase in motorcoach charter and special destination revenues of $7.9 million, largely attributable to increased service to Atlantic City and Louisiana casinos, and (v) continued growth in the charter and tour operations.

     Operating expenses increased $94.3 million, or 62.6%, from $150.6 million in 1995 to $244.9 million in 1996. The increase in operating expenses is primarily related to additional costs associated with the acquisition of the Founding and Purchased Companies. The remaining increase is consistent with the overall increase in operations throughout the Company.

     General and administrative expenses, after elimination of the Compensation Differential and non-recurring pooling costs, increased $6.0 million, or 19.4%, from $30.7 million in 1995 to $36.7 million in 1996.

     Interest expense increased $3.7 million in 1996 as compared to 1995 due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies, and additional equipment purchases. This increase was partially offset by the repayment of debt through the use of proceeds of the Initial Public Offering and a secondary offering of Coach USA Common Stock completed in November and December 1996.

     Pro forma net income before extraordinary items, adjusted for the Compensation Differential, non-recurring pooling costs and pro forma provision for taxes, increased $12.7 million, from $6.7 million in 1995 to $19.4 million in 1996, and represented 3.3% of revenues in 1995 compared to 6.0% of revenues in 1996.

     The extraordinary items recorded in 1996 include an extraordinary gain that was recognized in connection with the mergers of the Pooled Companies with Coach USA, partially offset by extraordinary losses related to prepayment penalties on early retirement of certain debt. Obligations due to certain former stockholders of the Pooled Companies of $17.2 million were retired in exchange for shares of Coach USA Common Stock. The transactions resulted in an extraordinary gain on early extinguishment of debt of approximately $4.2 million, net of taxes, representing the excess of the recorded value of the obligations exchanged over the market value of the Coach USA Common Stock. In addition, extraordinary losses of $1.6 million, net of taxes, for prepayment penalties on certain retired debt were recorded in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $15.4 million, $19.9 million and $38.4 million for 1995, 1996 and 1997, respectively.

     Cash used in investing activities was $19.5 million, $73.9 million, and $134.1 million for 1995, 1996 and 1997, respectively. Cash used in investing activities was primarily for additions and replacements of motorcoaches and for expansion of facilities, net of proceeds from sales of property and equipment. In addition, the Company paid $16.8 million and $64.6 million in cash for the Purchased Companies, net of cash acquired, in 1996 and 1997, respectively.

     Cash provided by financing activities was $6.1 million, $51.4 million, and $94.6 million for 1995, 1996 and 1997, respectively. Cash provided by financing activities for 1995 was primarily attributable to the issuance of $6.8 million of long-term obligations, net of repayments, partially offset by $1.1 million in dividends paid to former owners of the Pooled Companies. Cash provided by financing activities of $51.4 million for 1996 was primarily attributable to $48.1 million in net proceeds from the Initial Public Offering and $48.5 million from a secondary offering of Common Stock, partially offset by $42.6 million of net payments on long-term obligations and $2.9 million in dividends paid to former owners of the Pooled Companies. Cash provided by financing activities of $94.6 million for 1997 was primarily attributable to increased borrowings under the credit facility and the private placement of $150.0 million in senior subordinated notes totaling approximately $212.0 million, net of debt repayments of $119.1 million.

     Cash and cash equivalents decreased $2.6 million and $1.1 million for 1996 and 1997, respectively. For 1995, cash and cash equivalents increased $2.1 million.

     Capital expenditures, net of trade-ins and proceeds from sales of property and equipment, during 1995, 1996 and 1997 were $23.3 million, $43.6 million and $69.2 million, respectively. These expenditures were primarily for motorcoaches and other vehicles and were principally financed with debt and cash flows from operations. As of December 31, 1997, the Company had entered into commitments to purchase 107 motorcoaches for approximately $32.4 million. The Company intends to finance additional vehicle purchases primarily through cash flows from operations, trade-ins of older equipment, supplemented as necessary, with borrowings under its revolving credit agreement.

     Between January 1, 1998 and March 16, 1998, the Company acquired seven businesses. The consideration paid for these businesses consisted of $16.3 million in cash, 242,000 shares of Common Stock and $4.9 million in subordinated notes convertible into 122,000 shares of Common Stock.

     In August 1997, the Company amended and restated its revolving credit agreement. The credit agreement, as amended, provides for a revolving credit facility of $300 million through a bank syndicate, and allows the Company to have additional borrowings of up to $80 million (in addition to fully subordinated debt) outside the credit facility. The facility is secured by substantially all of the assets of the Company and matures in August 2000. Interest on outstanding borrowings is charged, at the Company's option, at the banks' prime rate plus up to 0.25% or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.75%, both as determined by the ratio of the Company's funded debt to cash flow (as defined). A commitment fee is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of March 16, 1998, the Company had a total of $217.5 million outstanding under the revolving and other outside credit facilities and had utilized $16.8 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $145.7 million under the revolving and other outside credit facilities.

     In June 1997, the Company completed the sale of $150.0 million of 9 3/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the credit facility. These notes are subordinated to all existing and future senior indebtedness of the Company, including amounts outstanding under the Company's credit facility and are guaranteed by the domestic subsidiaries of the Company. The notes are redeemable at the option of the Company at prices decreasing from a premium of 104.7% on July 1, 2002, to par on July 1, 2005. Interest on the notes is paid semiannually.

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

SEASONALITY

     The timing of certain holidays, weather conditions and seasonal vacation patterns may cause the Company's quarterly results of operations to fluctuate significantly. The Company expects to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

INFLATION

     Inflation has not had a material impact on the Company's results of operations for the last three years.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this section, including without limitation (a) statements in paragraph two under "Introduction" regarding the Company's incremental savings and additional cost related to formation and the exclusion of these items from the historical pro forma results, (b) the statements in paragraph five under "Historical results for 1996 compared to 1997" regarding the increase in 1997 pro forma net income, (c) the statements in paragraph five under "Liquidity and Capital Resources" regarding capital expenditures in 1995, 1996 and 1997 and the motorcoach purchase commitment, (d) the statements in paragraph seven under "Liquidity and Capital Resources" regarding the revolving credit facility and its impact on cash flow, and (e) the statements under "Seasonality" regarding the factors affecting quarterly results are all forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this section and elsewhere in this Report, including without limitation in conjunction with the forward looking statements included in this section. All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
     Report of Independent Public Accountants.............................29
     Consolidated Balance Sheets..........................................30
     Consolidated Statements of Income....................................31
     Consolidated Statements of Stockholders' Equity......................32
     Consolidated Statements of Cash Flows................................33
     Notes to Consolidated Financial Statements...........................34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Coach USA, Inc.:

We have audited the accompanying consolidated balance sheets of Coach USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coach USA, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 2, 1998

                        COACH USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                               DECEMBER 31,
                                                                                                      -----------------------------
                                                                                                        1996                 1997
                                                                                                      ---------           ---------
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ............................................................          $   4,723           $   3,648
      Accounts receivable, net of allowance of $3,476 and $3,663 ...........................             27,295              43,346
      Inventories ..........................................................................             14,310              22,490
      Notes receivable, current portion ....................................................              2,811               4,138
      Prepaid expenses and other current assets ............................................             12,907              24,219
                                                                                                      ---------           ---------
           Total current assets ............................................................             62,046              97,841

PROPERTY AND EQUIPMENT, net ................................................................            255,075             395,800
NOTES RECEIVABLE, net of allowance of $500 and $500 ........................................              4,231               8,906
GOODWILL, net ..............................................................................             36,110             145,576
OTHER ASSETS, net ..........................................................................              8,578              17,747
                                                                                                      ---------           ---------
           Total assets ....................................................................          $ 366,040           $ 665,870
                                                                                                      =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of convertible subordinated notes .................................          $   4,000           $     --
      Current maturities of long-term obligations ..........................................             20,924              12,012
      Accounts payable and accrued liabilities .............................................             59,158              91,140
                                                                                                      ---------           ---------
           Total current liabilities .......................................................             84,082             103,152

LONG-TERM OBLIGATIONS, net of current maturities ...........................................            133,054             158,752
SENIOR SUBORDINATED NOTES ..................................................................               --               150,000
CONVERTIBLE SUBORDINATED NOTES, net of current maturities ..................................             18,500              52,300
DEFERRED INCOME TAXES ......................................................................             16,134              41,111
                                                                                                      ---------           ---------
           Total liabilities ...............................................................            251,770             505,315

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par, 500,000 shares authorized, 0 and 1 share
         issued and outstanding, respectively ..............................................               --                  --
      Common Stock, $.01 par, 100,000,000 shares authorized, 20,901,625
         and 21,817,918 shares issued and outstanding, respectively ........................                209                 218
      Additional paid-in capital ...........................................................            105,576             121,534
      Cumulative translation adjustment ....................................................               (209)               (479)
      Retained earnings ....................................................................              8,694              39,282
                                                                                                      ---------           ---------
           Total stockholders' equity ......................................................            114,270             160,555
                                                                                                      ---------           ---------
           Total liabilities and stockholders' equity ......................................          $ 366,040           $ 665,870
                                                                                                      =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------------------
                                                                                                                          PRO FORMA
                                                                      1995              1996              1997              1997
                                                                     --------         --------         ---------          ---------
                                                                                                                         (UNAUDITED)
REVENUES ...................................................         $202,786         $325,717         $ 542,790          $ 542,790
OPERATING EXPENSES .........................................          150,578          244,854           398,945            398,945
                                                                     --------         --------         ---------          ---------
           Gross profit ....................................           52,208           80,863           143,845            143,845

GENERAL AND ADMINISTRATIVE
  EXPENSES .................................................           35,310           42,480            64,497             62,029
ACQUISITION RELATED COSTS ..................................             --              1,101             1,847               --
                                                                     --------         --------         ---------          ---------
           Operating income ................................           16,898           37,282            77,501             81,816

INTEREST EXPENSE ...........................................            9,219           12,944            23,106             23,106
                                                                     --------         --------         ---------          ---------
INCOME BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEMS ..................................            7,679           24,338            54,395             58,710

PROVISION FOR INCOME TAXES .................................            3,482           10,198            22,058             23,028
                                                                     --------         --------         ---------          ---------
INCOME BEFORE EXTRAORDINARY ITEMS ..........................            4,197           14,140            32,337             35,682

EXTRAORDINARY ITEMS, net of income taxes ...................             --              2,648              (929)              (929)
                                                                     --------         --------         ---------          ---------
NET INCOME .................................................         $  4,197         $ 16,788         $  31,408          $  34,753
                                                                     ========         ========         =========          =========
BASIC EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE:

      INCOME BEFORE EXTRAORDINARY ITEMS ....................         $    .60         $    .96         $    1.51          $    1.67

      EXTRAORDINARY ITEMS ..................................             --                .18              (.05)              (.05)
                                                                     --------         --------         ---------          ---------
NET INCOME .................................................         $    .60         $   1.14         $    1.46          $    1.62
                                                                     ========         ========         =========          =========
DILUTED EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:

      INCOME BEFORE EXTRAORDINARY ITEMS ....................         $    .60         $    .95         $    1.46          $    1.61

      EXTRAORDINARY ITEMS ..................................             --                .17              (.04)              (.04)
                                                                     --------         --------         ---------          ---------
NET INCOME .................................................         $    .60         $   1.12         $    1.42          $    1.57
                                                                     ========         ========         =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                             COMMON STOCK      ADDITIONAL    CUMULATIVE    RETAINED        TOTAL
                                                            ----------------    PAID-IN     TRANSLATION    EARNINGS    STOCKHOLDERS'
                                                            SHARES    AMOUNT     CAPITAL     ADJUSTMENT    (DEFICIT)       EQUITY
                                                            ------     ----     ---------      -------      --------      ---------
BALANCE AT DECEMBER 31, 1994 ..........................      6,987     $ 70     $   8,165      $  (229)     $ (5,130)     $   2,876
      S Corporation dividends paid by
         certain Pooled Companies .....................       --        --           --           --          (1,149)        (1,149)
      Net income ......................................       --        --           --           --           4,197          4,197
      Other ...........................................       --        --            536           29          --              565
                                                            ------     ----     ---------      -------      --------      ---------
BALANCE AT DECEMBER 31, 1995 ..........................      6,987     $ 70     $   8,701      $  (200)     $ (2,082)     $   6,489
      Issuance of Common Stock:
        Proceeds of stock offerings ...................      6,224       62        96,502         --            --           96,564
        Merger with predecessor .......................      2,166       22         2,055         --          (2,053)            24
        Acquisition of Founding Companies .............      5,099       51         6,323         --           9,155         15,529
      Cash Distribution to Founding
         Companies' shareholders ......................       --        --        (23,810)        --            --          (23,810)
      Reorganization ..................................       --        --          4,402         --          (4,402)          --
      Conversion from S Corporation to C
         Corporation for Founding
         Companies ....................................       --        --           --           --          (5,426)        (5,426)
      Conversion of debt to equity ....................        425        4        10,198         --            --           10,202
      S Corporation dividends paid by
         certain Pooled Companies .....................       --        --           --           --          (3,356)        (3,356)
      Adjustment to conform fiscal year
         ends of Pooled Companies .....................       --        --           --           --              70             70
      Net income ......................................       --        --           --           --          16,788         16,788
      Capital contributions equal to the
         current income taxes of S
         Corporations .................................       --        --            874         --            --              874
      Other ...........................................       --        --            331           (9)         --              322
                                                            ------     ----     ---------      -------      --------      ---------
BALANCE AT DECEMBER 31, 1996 ..........................     20,901     $209     $ 105,576      $  (209)     $  8,694      $ 114,270
      Issuance of Common Stock:
        Acquisition of Purchased Companies ............        596        6        12,385         --            --           12,391
        Exercise of stock options .....................        119        1         2,509         --            --            2,510
      Equity of acquired companies treated
         as Immaterial Poolings-of-interest ...........        197        2           378         --             396            776
      S Corporation dividends paid by
         certain Pooled Companies .....................       --        --           --           --          (1,216)        (1,216)
      Other ...........................................          5      --            686         (270)         --              416
      Net income ......................................       --        --           --           --          31,408         31,408
                                                            ------     ----     ---------      -------      --------      ---------
BALANCE AT DECEMBER 31, 1997 ..........................     21,818     $218     $ 121,534      $  (479)     $ 39,282      $ 160,555
                                                            ======     ====     =========      =======      ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                             --------------------------------------
                                                                                               1995           1996           1997
                                                                                             --------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .......................................................................     $  4,197      $  16,788      $  31,408
      Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization ...............................................       12,693         19,780         35,064
           Gain on sale of assets ......................................................         (470)          (753)        (2,226)
           Deferred income tax provision ...............................................        2,421          7,224         12,378
           Adjustment to conform fiscal year ends of Pooled Companies ..................         --               70           --
           Extraordinary gain ..........................................................         --           (7,007)          --
           Changes in operating assets and liabilities, net of effect of Purchased
              Companies --
                Accounts receivable, net ...............................................       (3,797)        (2,271)        (6,989)
                Inventories ............................................................       (2,832)        (5,866)        (7,633)
                Prepaid expenses and other current assets ..............................         (666)        (5,564)        (5,380)
                Accounts payable and accrued liabilities ...............................        4,621         (1,504)       (16,455)
                Other ..................................................................         (752)          (999)        (1,739)
                                                                                             --------      ---------      ---------
                     Net cash provided by operating activities .........................       15,415         19,898         38,428
                                                                                             --------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment ..............................................      (23,653)       (47,389)       (97,458)
      Proceeds from sales of property and equipment ....................................        6,330         14,054         33,887
      Cash consideration paid for the Founding Companies,
         net of cash acquired ..........................................................         --          (22,112)          --
      Cash consideration paid for Purchased Companies,
         net of cash acquired ..........................................................         --          (16,769)       (64,624)
      Increase in notes receivable .....................................................       (1,828)        (1,672)        (5,938)
      Other ............................................................................         (334)          --             --
                                                                                             --------      ---------      ---------
                     Net cash used in investing activities .............................      (19,485)       (73,888)      (134,133)
                                                                                             --------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term obligations ......................................      (27,519)      (140,067)      (119,069)
      Proceeds from issuance of long-term obligations ..................................       34,295         97,421        211,995
      Proceeds from issuance of Common Stock ...........................................         --           96,564          2,510
      S Corporation dividends paid by certain Pooled Companies .........................       (1,079)        (2,914)        (1,216)
      Other ............................................................................          440            414            410
                                                                                             --------      ---------      ---------
                     Net cash provided by financing activities .........................        6,137         51,418         94,630
                                                                                             --------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................        2,067         (2,572)        (1,075)
CASH AND CASH EQUIVALENTS, beginning of year ...........................................        5,228          7,295          4,723
                                                                                             --------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year .................................................     $  7,295      $   4,723      $   3,648
                                                                                             ========      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
      Cash paid for interest ...........................................................     $  8,250      $  12,794      $  16,631
      Cash paid for income taxes .......................................................          686          5,167            822
      Assets acquired under capital leases .............................................        5,943         10,218          5,618
      Convertible debt issued for Purchased Companies ..................................         --           22,500         33,800

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.   BUSINESS AND ORGANIZATION

     In September 1995, Coach USA, Inc. (Coach USA), was founded to create a national company providing motorcoach transportation services, including charter and tour services, and related passenger ground transportation services.

     In May 1996, Coach USA acquired, simultaneous with the closing of its initial public offering (the Offering), six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA (the Common Stock). These six businesses are referred to herein as the "Founding Companies." Subsequent to the Offering, Coach USA acquired forty-five additional businesses through December 31, 1997 (See Note
3). The acquisition of nineteen of these businesses has been accounted for under the poolings-of-interests method of accounting (the "Pooled Companies"), three of these businesses have been accounted for as immaterial poolings-of-interests (the "Immaterial Pooled Companies"), and twenty-three of these businesses have been accounted for under the purchase method of accounting (the "Purchased Companies").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Coach USA and the Founding Companies from June 1, 1996, the effective date used to account for the acquisitions of the Founding Companies, the Purchased Companies since their respective dates of acquisition, and give retroactive effect to the acquisitions of the Pooled Companies. The Pooled Companies, the Founding Companies subsequent to May 31, 1996, the Immaterial Pooled Companies from the beginning of the fiscal quarter in which they were acquired, and the Purchased Companies since date of acquisition, are collectively referred to herein as the "Company." All significant intercompany transactions and balances have been eliminated for all periods presented. Certain reclassifications have been made to the Consolidated Financial Statements to conform with the presentation used in 1997.

     Three of the Pooled Companies previously reported on an October fiscal year end. As such, the accounts of these companies for their 1995 fiscal year have been consolidated with the accounts of the Company as of December 31, 1995. Unaudited revenues and net income for these three companies for the two-month period ended December 31, 1995, were approximately $6,904,000 and $70,000, respectively. Accordingly, an adjustment is included in the consolidated statement of stockholders' equity for the net income attributed to this two-month period.

   Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   INVENTORIES

     Inventories consist of motorcoach and taxicab replacement parts and taxicabs held for sale. Inventory cost for replacement parts is accounted for on the first-in, first-out basis and inventory cost for taxicabs held for sale or on short-term leases are accounted for on the specific identification basis, and both are reported at the lower of cost or market. Taxicabs held for sale are depreciated over their estimated useful lives of three to five years. Depreciation and amortization expense in the accompanying consolidated financial statements includes $2,497,000, $2,995,000 and $3,420,000 of depreciation related to taxicabs held for sale in 1995, 1996 and 1997.

   NOTES RECEIVABLE

     Notes receivable result from the sale of taxicabs to independent contractors. The notes bear interest and are due in weekly installments over periods ranging up to 42 months. Management estimates that the fair value of the notes receivable approximates the historical value of $13.0 million at December 31, 1997.

   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets, for financial reporting purposes, is computed on the straight-line basis over the estimated useful lives of the assets, net of their estimated residual values. Gains or losses on the sale of equipment are included in operating expenses.

   GOODWILL

     Goodwill represents the excess of the aggregate price paid by the Company in acquisitions of businesses accounted for as purchases over the fair market value of the net tangible assets acquired. Goodwill is amortized using the straight-line method over a period of 40 years. Goodwill on the accompanying consolidated balance sheets is presented net of accumulated amortization of $377,000 and $2,779,000 as of December 31, 1996 and 1997, respectively.

   OTHER ASSETS

     Taxicab permits are carried at cost, less accumulated amortization. The permit costs are amortized using the straight-line method over a period of 40 years. Annual renewal fees are charged to expense as incurred. Also included in other assets are deferred financing costs, primarily related to the Company's senior subordinated notes. These costs are being amortized using the straight-line method over the life of the related financing.

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

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   CONCENTRATIONS OF CREDIT RISK

     The Company provides services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers, including tourism-based companies, governmental units and casinos. In addition, the Company's accounts and notes receivable include amounts due from independent taxicab contractors. Management performs ongoing credit evaluations of its customers and independent taxicab contractors and provides allowances as deemed necessary.

     The activity in the allowance for doubtful accounts is as follows (in thousands):

                                                   BEGINNING
                                                   BALANCE OF
                                    BALANCE AT    FOUNDING AND     CHARGED TO               BALANCE AT
                                    BEGINNING      PURCHASED       COSTS AND                  END OF
                                    OF PERIOD      COMPANIES        EXPENSES    WRITE-OFFS    PERIOD
                                     ------          ------          ------      -------      ------
Year ended December 31, 1995 .....   $1,785          $   --          $1,108      $  (761)     $2,132
Year ended December 31, 1996 .....    2,132             957           1,225         (838)      3,476
Year ended December 31, 1997 .....    3,476           1,180             880       (1,873)      3,663

   REVENUE RECOGNITION

     The Company recognizes revenue from recreation, excursion, commuter, transit and taxicab support services and sales to independent taxicab contractors when such services and sales are performed. The Company recognizes financing income on notes receivable using the effective interest method over the term of the notes. Costs associated with the revenues are recorded as services and sales are performed.

   INCOME TAXES

     The Company and its U.S. subsidiaries file a consolidated return for federal income tax purposes. Acquired companies file "short-period" federal income tax returns through their respective acquisition dates and thereafter are included in the Company's consolidated return. For purposes of preparing these consolidated financial statements, federal and state income taxes have been provided for certain acquired companies which were Subchapter S corporations prior to their acquisition by the Company as if these companies had filed corporate tax returns. Income taxes are provided under the liability method considering the tax effects of transactions reported in the financial statements which are different from the tax return. The deferred income tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are recovered or settled.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   FOREIGN CURRENCY TRANSLATION

     The Company's Canadian subsidiaries maintain their books and records in Canadian dollars. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, and income statement accounts are translated at the average exchange rate prevailing during the period. Gains and losses resulting from such translation are reported as a separate component of stockholders' equity. Gains and losses from transactions in foreign currencies are reported in other income and are not significant.

3.   BUSINESS COMBINATIONS:

   POOLINGS

     During 1996, the Company acquired all of the outstanding stock of six companies in exchange for 3,284,336 shares of Common Stock. Five of these companies provide motorcoach transportation services and one provides taxicab and luxury sedan services. During 1997, the Company acquired all of the outstanding stock of sixteen companies in exchange for 3,899,982 shares of Common Stock. Thirteen of these companies provide motorcoach and other passenger ground transportation services and three provide taxicab and luxury sedan services. These acquisitions have been accounted for as poolings-of-interests and the results of operations of nineteen of these companies are included for all periods presented herein. The prior periods presented have not been restated for three of these companies, the Immaterial Pooled Companies.

     Restated consolidated revenues and net income of the Company are summarized in the table below (in thousands, except per share data):

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------
                                                   1995                    1996
                                          ----------------------    ---------------------
                                           REVENUES   NET INCOME    REVENUES   NET INCOME
                                          --------      ------      --------    -------
As previously reported ................   $ 83,925      $2,411      $185,728    $12,915
Subsequent poolings in 1997 ...........    118,861       1,786       139,989      3,873
                                          --------      ------      --------    -------
After subsequent poolings .............   $202,786      $4,197      $325,717    $16,788
                                          ========      ======      ========    =======
Diluted net income per share --
      After subsequent poolings .......                 $  .60                  $  1.12
                                                        ======                  =======

     In connection with the acquisition of one of the Pooled Companies, the former stockholders of the Pooled Company received shares ("Dividend Access Shares") of a wholly owned subsidiary of the Company, in lieu of receiving Common Stock. The Company has agreed to issue shares of Common Stock to the holders of the Dividend Access Shares upon their redemption to the subsidiary. These Dividend Access Shares have been treated as outstanding shares of Common Stock for purposes of these consolidated financial statements. Also in connection with the acquisition of the Pooled Company, one share of Coach Series A Voting Preferred Stock was issued by the Company which entitles each holder of the Dividend Access Shares to vote their shares as if they held an equal number of shares of Common Stock.

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The historical financial statements for 1995 and 1996 include the operations of the Pooled Companies prior to their acquisition by the Company. The unaudited combined revenues, income before extraordinary items and net income of the Pooled Companies for the preacquisition periods in 1997 were $87.4 million, $3.3 million and $3.2 million, respectively.

   PURCHASES

     During 1996, the Company acquired the businesses of three motorcoach companies in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $16.8 million in cash, net of cash acquired, and $22.5 million in the form of subordinated notes convertible into 750,460 shares of Common Stock. The accompanying consolidated balance sheet as of December 31, 1996 includes allocations of the respective purchase prices. The allocations resulted in goodwill recognized of $36.5 million representing the excess of purchase price over the fair value of the net assets acquired.

     During 1996, prior to merging with the Company, two of the Pooled Companies completed acquisitions of businesses which were accounted for as purchase transactions. The aggregate consideration paid in these transactions was $4.1 million in cash, net of cash acquired.

     During 1997, the Company acquired the businesses of twenty companies in transactions accounted for as purchases. Nineteen of these businesses provide motorcoach transportation services and one provides taxicab services. The aggregate consideration paid in these transactions was $64.6 million in cash, net of cash acquired, 595,364 shares of the Company's Common Stock and $33.8 million in subordinated notes convertible into 905,258 shares of Common Stock. The accompanying consolidated balance sheet as of December 31, 1997 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. The allocations resulted in goodwill recognized of $109.4 million representing the excess of purchase price over the fair value of the net assets acquired.

     In connection with the acquisitions discussed above, liabilities were assumed as follows for 1996 and 1997 (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                          ---------------------
                                                            1996         1997
                                                          --------    ---------
Fair value of assets acquired, net of cash acquired ...   $ 64,286    $  94,216
Goodwill ..............................................     36,487      109,398
Cash paid, net of cash acquired .......................    (16,769)     (64,624)
Issuance of Common Stock ..............................       --        (12,391)
Issuance of convertible notes .........................    (22,500)     (33,800)
                                                          --------    ---------
Liabilities assumed ...................................   $ 61,504    $  92,799
                                                          ========    =========

     The PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS below includes the historical financial statement data of the Founding Companies at historical cost, the Company (including the Pooled Companies) for all periods presented, the Immaterial Pooled Companies from the beginning of the fiscal quarter in which they were acquired, and the Purchased Companies since the date of their respective acquisitions. In addition, the data below gives effect to (i) certain reductions in salaries and benefits to the former owners of the Founding Companies and the Pooled Companies which were agreed to in connection with the mergers of the Founding Companies and the acquisition of the Pooled Companies, as well as a non-recurring, non-cash charge recorded by the

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company (collectively, the "Compensation Differential"); (ii) certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the Founding Companies and the acquisitions completed through 1997; (iii) the tax impact of the Compensation Differential in each period; (iv) for 1996, the conversion of debt to equity at one of the Pooled Companies; and (v) the elimination of non-recurring pooling costs associated with the 1996 and 1997 acquisitions. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and also gives effect to the acquisitions of the Purchased Companies as if those acquisitions occurred on January 1, 1996, and gives pro forma effect to (i) Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill, (iii) interest expense attributable to cash expended and convertible subordinated notes issued in connection with the acquisitions of the Purchased Companies, (iv) income tax adjustments attributable to the above adjustments, and (v) an adjustment to record interest expense on the senior subordinated notes, amortization of deferred financing costs and related taxes, as if the notes had been outstanding for the periods presented (in thousands, except per share data).

           PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION
                      DIFFERENTIAL AND OTHER ADJUSTMENTS:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1996         1997
                                                         --------    --------
                                                             (UNAUDITED)
     Revenues .......................................... $370,781    $542,790
     Income before extraordinary items .................   20,461      35,682
     Diluted income per share before extraordinary items     1.12        1.61

     PRO FORMA FOR PURCHASED COMPANIES:
                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1996        1997
                                                         --------    --------
                                                              (UNAUDITED)
     Revenues .......................................... $571,060    $615,770
     Income before extraordinary items .................   22,679      35,633
     Diluted income per share before extraordinary items     1.18        1.57

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

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets consist of the following (in thousands):

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               DECEMBER 31,
                                                           ------------------
                                                             1996       1997
                                                           --------   -------
     Prepaid insurance.................................    $  3,388   $ 5,540
     Deferred income tax asset, net....................         653     1,013
     Prepaid licenses, registrations and other taxes...       4,338     6,037
     Deposits and other receivables....................       1,345     7,840
     Other.............................................       3,183     3,789
                                                           --------   -------
                                                           $ 12,907   $24,219
                                                           ========   =======

5.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                            ESTIMATED    ----------------------
                                           USEFUL LIVES    1996         1997
                                             (YEARS)     ---------    ---------
Transportation equipment ..................    3-15      $ 295,491    $ 419,322
Buildings and leasehold improvements.......    5-30         17,190       39,114
Other .....................................    3-10         26,287       34,469
                                                         ---------    ---------
                                                           338,968      492,905
Less-- Accumulated depreciation ...........                (83,893)     (97,105)
                                                         ---------    ---------
                                                         $ 255,075    $ 395,800
                                                         =========    =========

     Included in transportation equipment at December 31, 1996 and 1997, are approximately $30.0 million and $33.3 million, respectively, of assets held under capital leases.

6.   OTHER ASSETS:

     Other assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                           ------------------
                                                             1996       1997
                                                           --------   -------
Taxicab permits, net of accumulated amortization of
     $2,298 and $2,451 ..................................  $  4,159   $ 4,586
Deferred financing costs, net of accumulated amortization
     of $127 and $1,203 .................................       748     7,012
Other, net of accumulated amortization of $1,158 and $944     3,671     6,149
                                                           --------   -------
                                                           $  8,578   $17,747
                                                           ========   =======

     Amortization expense related to other assets for the years ended December 31, 1996 and 1997 was $416,000 and $1,503,000, respectively.

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                               DECEMBER 31,
                                                         -----------------------
                                                           1996           1997
                                                         -------         -------
Trade accounts payable .........................         $14,688         $16,919
Accrued insurance claims .......................          18,799          29,846
Accrued compensation ...........................           8,636          11,352
Income taxes and other taxes ...................           3,511           9,616
Accrued interest payable .......................             904           7,768
Deferred revenue ...............................           1,534           2,863
Other ..........................................          11,086          12,776
                                                         -------         -------
                                                         $59,158         $91,140
                                                         =======         =======

8. LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                            1996          1997
                                                                          ---------    ---------

Revolving credit facility with a bank syndicate, interest at LIBOR plus
     1.25% (6.97% at December 31, 1997), secured
     by substantially all of the assets of the Company ................   $  60,110    $ 109,723
Notes payable to finance companies, interest rates ranging
     from 6.70% to 14.10%, due in monthly installments of
     $484, maturing at various dates through 2011; secured
     by certain transportation equipment ..............................      38,451       22,714
Obligations under capital leases of certain transportation
     equipment, implicit interest rates ranging from 5.00% to
     13.62%, due in monthly installments of $526, maturing
     at various dates through 2004 ....................................      26,998       27,495
Other .................................................................      28,419       10,832
                                                                          ---------    ---------
Total long-term obligations ...........................................     153,978      170,764
Less-- current maturities .............................................     (20,924)     (12,012)
                                                                          ---------    ---------
                                                                          $ 133,054    $ 158,752
                                                                          =========    =========

                                      41

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1997, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows (in thousands):

                                                        LONG-TERM    CAPITAL LEASE
                                                       OBLIGATIONS    OBLIGATIONS
                                                         --------      --------
        Year ending December 31 --
             1998 .................................      $  8,275      $  5,640
             1999 .................................         4,560         6,135
             2000 .................................       119,720         6,743
             2001 .................................         3,719         4,731
             2002 .................................         2,799         4,920
             Thereafter ...........................         4,196         6,010
                                                         --------      --------
                                                         $143,269        34,179
                                                         ========
             Less-- Amounts representing interest .                      (6,684)
                                                                       --------
                                                                       $ 27,495
                                                                       ========

   REVOLVING CREDIT AGREEMENT

     In August 1997, the Company amended and restated its credit agreement. The credit agreement, as amended and restated, provides for a revolving credit facility of $300 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facility (in addition to fully subordinated debt). The proceeds of the facility are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facility is secured by substantially all of the assets of the Company and matures in August 2000, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate plus up to 0.25%, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.75%, both as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of December 31, 1997, the Company had a total of $170.8 million outstanding under the revolving and other outside credit facilities and had utilized $16.8 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $192.4 million under the revolving and other outside credit facilities.

   SENIOR SUBORDINATED NOTES

     In June 1997, the Company completed the sale of $150.0 million of 9 3/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the credit facility. These notes are subordinated to all existing and future senior indebtedness of the Company, including amounts outstanding under the Company's credit facility, and are guaranteed by the domestic subsidiaries of the Company. The notes are redeemable at the option of the Company at prices decreasing from a premium of 104.7% on July 1, 2002, to par on July 1, 2005. Interest on the notes is paid semiannually.

   CONVERTIBLE SUBORDINATED NOTES

     During 1996 and 1997, the Company issued $56.3 million of convertible subordinated notes to certain former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The notes bear interest at a weighted average interest rate of 5.15% and are convertible by the

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

holder into shares of the Company's Common Stock at a weighted average price of $34.83 per share. The notes are redeemable for cash or the Company's Common Stock at the option of the Company at any time after one year of issuance. The terms of the notes require $30.6 million of principal payments in 1999 and $21.7 million in 2000. The Company made scheduled principal payments of $4.0 million during 1997. Interest on the notes is paid quarterly.

     Management estimates that the fair value of its debt obligations approximates the historical value of $373.1 million at December 31, 1997.


9.   INCOME TAXES:

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The provision for income taxes consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                              1995          1996          1997
                                             -------     --------      --------
Current --
   Federal .............................     $   888     $  2,753      $  9,034
   State ...............................         173          346           646
                                             -------     --------      --------
                                               1,061        3,099         9,680
                                             -------     --------      --------
Deferred --
   Federal .............................       2,059        5,730         9,843
   State ...............................         362        1,369         2,535
                                             -------     --------      --------
                                               2,421        7,099        12,378
                                             -------     --------      --------

Provision for income taxes before
   extraordinary items .................       3,482       10,198        22,058
                                             -------     --------      --------

Extraordinary Items --
   Current .............................        --          1,640          (627)
   Deferred ............................        --            125          --
                                             -------     --------      --------
                                                --          1,765          (627)
                                             -------     --------      --------
                                             $ 3,482     $ 11,963      $ 21,431
                                             =======     ========      ========

     Deferred income taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax basis of existing assets and liabilities.

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                                DECEMBER 31,
                                                           --------------------
                                                              1996        1997
                                                           --------    --------

Deferred income tax liabilities --
     Property and equipment ............................   $ 38,237    $ 59,429
     Other .............................................        902       1,618
                                                           --------    --------
          Total deferred income tax liabilities ........     39,139      61,047
                                                           --------    --------
Deferred income tax assets --
     Accounts receivable/allowance for doubtful accounts     (1,330)     (1,466)
     Accrued liabilities/expenses ......................    (12,309)    (11,666)
     Net operating losses ..............................     (4,463)     (4,294)
     Other intangibles .................................     (1,989)     (1,248)
     Tax credits .......................................     (2,821)     (2,659)
     Other .............................................     (1,650)       (520)
                                                           --------    --------
          Total deferred income tax assets .............    (24,562)    (21,853)
Less-- Valuation allowance .............................        904         904
                                                           --------    --------
          Net deferred income tax liabilities ..........   $ 15,481    $ 40,098
                                                           ========    ========

        The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995      1996      1997
                                                    -------   -------   -------
Tax at federal statutory rate ...................   $ 2,684   $10,063   $18,496
     Add--
          State income taxes, net of
             federal benefit ....................       346     1,184     2,012
          Nondeductible expenses ................       316       555       360
          Other .................................       136       161       563
                                                    -------   -------   -------
                                                    $ 3,482   $11,963   $21,431
                                                    =======   =======   =======

        For purposes of the consolidated federal income tax return, the Company has net operating loss carryforwards available to offset future taxable income of the Company. The net operating loss carryforwards will expire at various dates through 2011. The Company also has tax credit carryforwards which have been partially offset by a valuation allowance. Certain tax credit carryforwards will expire at various periods through 2002. In connection with the acquisition of the Pooled Companies, ownership changes occurred resulting in various limitations on certain tax attributes of the Pooled Companies. However, the Company expects full utilization of these tax attributes prior to their expiration. The effect of differences in foreign versus domestic tax rates is not material for the periods presented.

                        COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES:

   PURCHASE COMMITMENTS

     As of December 31, 1997, the Company had entered into commitments to purchase 107 motorcoaches for approximately $32.4 million. The Company intends to finance these equipment purchases primarily through cash flows from operations, trade-ins of older equipment and borrowings under the revolving and other outside credit facilities.

   LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rental expense for the years ended December 31, 1995, 1996 and 1997 was $6,089,000, $9,951,000, and $16,222,000, respectively. Concurrent with the acquisitions of certain Founding and Purchased Companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range through October 2030 and provide for certain escalations in the rent expense each year. Included in the 1997 rental expense above is approximately $828,000 of rent paid to these related parties. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

     Year ending December 31 --
        1998................................................$  11,275
        1999................................................   10,047
        2000................................................    8,355
        2001................................................    6,733
        2002................................................    2,831
        Thereafter..........................................   13,210
                                                            ---------
                                                            $  52,451
                                                            =========
   CLAIMS AND LAWSUITS

     The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company has provided accruals for certain of these actions in the accompanying consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position or results of operations.

   REGULATORY MATTERS

     The Surface Transportation Board ("STB") must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of March 16, 1998, the STB had exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through October 1997. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to acquisitions completed after October 1997 or future acquisitions.

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   ESTIMATED INSURANCE CLAIMS PAYABLE

     The primary risks in the Company's operations are bodily injury and property damage to third parties and workers' compensation. The Company has commercial liability insurance policies that provide coverage by the insurance company, subject to deductibles ranging from $5,000 to $250,000. The Company is consolidating its insurance coverages under a program which provides for deductibles ranging from $100,000 to $250,000. As such, any claim within the deductible per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through December 31, 1997. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

   EMPLOYEE BENEFIT PLANS

     The Company maintains certain 401(k) plans which allow eligible employees to defer a portion of their income through contributions to the plans. The Company contributed $303,000, $301,000 and $455,000 to these plans during the years ended December 31, 1995, 1996 and 1997, respectively.

   COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements will expire at various times through 2002.


11.  NET INCOME PER COMMON SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1995, 1996 and 1997 is illustrated below (in thousands):

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                                          PRO FORMA
                                                              1995     1996      1997       1997
                                                             ------   -------   -------   -------
                                                                                         (UNAUDITED)
Net income:
      Net income for basic earnings per share - income
         available to common stockholders ................   $4,197   $16,788   $31,408   $34,753
      Effect of convertible subordinated notes under the
         "if converted" method - interest expense addback,
         net of taxes ....................................     --         229     1,179     1,179
                                                             ------   -------   -------   -------
      Net income for diluted earnings per share - income
         available to common stockholders ................   $4,197   $17,017   $32,587   $35,932
                                                             ======   =======   =======   =======
Weighted average shares:
      Weighted average shares outstanding for basic
         earnings per share ..............................    6,987    14,742    21,412    21,412
      Effect of dilutive stock options and warrants ......     --         183       402       402
      Effect of convertible subordinated notes under the
         "if converted" method - weighted convertible
         shares issuable .................................     --         255     1,140     1,140
                                                             ------   -------   -------   -------
      Weighted average shares outstanding for diluted
         earnings per share ..............................    6,987    15,180    22,954    22,954
                                                             ======   =======   =======   =======

12.     SUPPLEMENTAL GUARANTOR INFORMATION

        The Company's payment obligations under the Senior Subordinated Notes are jointly and severally guaranteed by all domestic subsidiaries (the "Guarantors") of the Company. The following unaudited condensed consolidating balance sheet, statement of income and statement of cash flows presents the combined financial statements of the Guarantors and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the Guarantors are not deemed material to investors.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    COACH         GUARANTOR     NONGUARANTOR
                                                  USA, INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------   ------------    ------------    ------------
                ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..............   $       --      $      3,426   $        222    $       --      $      3,648
      Accounts receivable, net of allowance ..           --            40,049          3,297            --            43,346
      Inventories ............................           --            21,019          1,471            --            22,490
      Notes receivable, current portion ......           --             4,138           --              --             4,138
      Prepaid expenses and other current
         assets ..............................           --            22,573          1,646            --            24,219
                                                 ------------    ------------   ------------    ------------    ------------
           Total current assets ..............           --            91,205          6,636            --            97,841

      PROPERTY AND EQUIPMENT, net ............           --           380,794         15,006            --           395,800
      NOTES RECEIVABLE, net of allowance .....           --             8,906           --              --             8,906
      GOODWILL, net ..........................           --           136,299          9,277            --           145,576
      INTERCOMPANY & INVESTMENTS
         IN SUBSIDIARIES .....................        420,680            --             --          (420,680)           --
      OTHER ASSETS, net ......................          7,162          10,205            380            --            17,747
                                                 ------------    ------------   ------------    ------------    ------------
           Total assets ......................   $    427,842    $    627,409   $     31,299    $   (420,680)   $    665,870
                                                 ============    ============   ============    ============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term
         obligations .........................   $       --      $      4,784   $      7,228    $       --      $     12,012
      Accounts payable and accrued
         liabilities .........................          7,564          77,676          5,900            --            91,140
                                                 ------------    ------------   ------------    ------------    ------------
           Total current liabilities .........          7,564          82,460         13,128            --           103,152

LONG-TERM OBLIGATIONS, net of
   current maturities ........................        109,723         373,498         10,969        (335,438)        158,752
SENIOR SUBORDINATED NOTES ....................        150,000            --             --              --           150,000
CONVERTIBLE SUBORDINATED
   NOTES .....................................           --            52,300           --              --            52,300
DEFERRED INCOME TAXES ........................           --            38,236          2,875            --            41,111
                                                 ------------    ------------   ------------    ------------    ------------
           Total liabilities .................        267,287         546,494         26,972        (335,438)        505,315

STOCKHOLDERS' EQUITY:
      Common Stock ...........................            218              78              4             (82)            218
      Additional paid-in capital .............        121,534          51,193          1,668         (52,861)        121,534
      Cumulative translation adjustment ......           (479)           --             (479)            479            (479)
      Retained earnings ......................         39,282          29,644          3,134         (32,778)         39,282
                                                 ------------    ------------   ------------    ------------    ------------
           Total stockholders' equity ........        160,555          80,915          4,327         (85,242)        160,555
                                                 ------------    ------------   ------------    ------------    ------------
           Total liabilities and stockholders'
              equity .........................   $    427,842    $    627,409   $     31,299    $   (420,680)   $    665,870
                                                 ============    ============   ============    ============    ============

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       COACH         GUARANTOR      NONGUARANTOR
                                                      USA, INC.     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    ------------    ------------    ------------    ------------    ------------
REVENUES........................................    $       --      $    501,867    $     40,923    $       --      $    542,790
OPERATING EXPENSES ..............................           --           365,769          33,176            --           398,945
                                                    ------------    ------------    ------------    ------------    ------------
           Gross profit .........................           --           136,098           7,747            --           143,845

GENERAL AND ADMINISTRATIVE
   EXPENSES .....................................            179          60,819           3,499            --            64,497
ACQUISITION RELATED
   COSTS ........................................           --             1,738             109            --             1,847
                                                    ------------    ------------    ------------    ------------    ------------
           Operating income .....................           (179)         73,541           4,139            --            77,501

INTEREST EXPENSE ................................           --            21,971           1,135            --            23,106
EQUITY IN INCOME OF
   SUBSIDIARIES .................................         31,587            --              --           (31,587)           --
                                                    ------------    ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS ......................         31,408          51,570           3,004         (31,587)         54,395

PROVISION FOR INCOME TAXES ......................           --            20,856           1,202            --            22,058
                                                    ------------    ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY
   ITEMS ........................................         31,408          30,714           1,802         (31,587)         32,337

EXTRAORDINARY ITEMS, net of
   income taxes .................................           --              (794)           (135)           --              (929)
                                                    ------------    ------------    ------------    ------------    ------------
NET INCOME ......................................   $     31,408    $     29,920    $      1,667    $    (31,587)   $     31,408
                                                    ============    ============    ============    ============    ============

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    COACH         GUARANTOR      NONGUARANTOR
                                                  USA, INC.      SUBSIDIARIES    SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    ------------       ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
      Net income .............................   $     31,408    $     29,920    $      1,667       $    (31,587)   $     31,408
      Adjustments to reconcile net income--
         Depreciation and amortization .......           --            33,403           1,661               --            35,064
         Equity in income of subsidiaries ....        (31,587)           --              --               31,587            --
         Gain on sale of assets ..............           --            (1,468)           (758)              --            (2,226)
         Deferred income tax provision .......           --            12,019             359               --            12,378
         Changes in operating assets and
            liabilities --
             Accounts receivable, net ........           --            (7,667)            678               --            (6,989)
             Inventories .....................           --            (7,818)            185               --            (7,633)
             Prepaids and other current assets           --            (4,700)           (680)              --            (5,380)
             Accounts payable and accrued
                liabilities ..................          6,985         (22,545)           (895)              --           (16,455)
             Other ...........................           --            (2,581)            842               --            (1,739)
                                                 ------------    ------------    ------------       ------------    ------------
                 Net cash provided by
                    operating activities .....          6,806          28,563           3,059               --            38,428

CASH FLOWS FROM INVESTING
   ACTIVITIES:
      Additions to property and equipment ....           --           (88,986)         (8,472)              --           (97,458)
      Proceeds from sales of property and
         equipment ...........................           --            26,366           7,521               --            33,887
      Cash consideration paid for Purchased
         Companies, net ......................        (62,457)           --            (2,167)              --           (64,624)
      Increase in notes receivable, net ......           --            (5,938)           --                 --            (5,938)
                                                 ------------    ------------    ------------       ------------    ------------
                 Net cash used in
                    investing activities .....        (62,457)        (68,558)         (3,118)              --          (134,133)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
      Intercompany ...........................       (151,592)        151,592            --                 --              --
      Principal payments on long-term
         obligations .........................           --          (109,478)         (9,591)              --          (119,069)
      Proceeds from issuance of long-term
         obligations .........................        195,113           8,022           8,860               --           211,995
      Proceeds from issuance of Common
         Stock ...............................          2,510            --              --                 --             2,510
      S Corporation dividends paid by certain
         Pooled Companies ....................           --            (1,216)           --                 --            (1,216)
      Other ..................................           --               411              (1)              --               410
                                                 ------------    ------------    ------------       ------------    ------------
                 Net cash provided by (used
                    in) financing activities .         46,031          49,331            (732)              --            94,630

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ......................         (9,620)          9,336            (791)              --            (1,075)

CASH AND CASH EQUIVALENTS,
    beginning of year ........................           --             3,710           1,013               --             4,723
                                                 ------------    ------------    ------------       ------------    ------------
CASH AND CASH EQUIVALENTS,
   end of year ...............................   $     (9,620)   $     13,046    $        222       $       --      $      3,648
                                                 ============    ============    ============       ============    ============

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.          EMPLOYEE STOCK OPTION PLAN

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

         The following table summarizes activity under the Company's stock option plan as of December 31, 1996 and 1997 (in thousands, except per share data):

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------------------------
                                                                              1996                                    1997
                                                                 -------------------------------    --------------------------------
                                                                                     WEIGHTED-                           WEIGHTED-
                                                                                      AVERAGE                             AVERAGE
                                                                                     EXERCISE                            EXERCISE
                                                                    SHARES             PRICE            SHARES             PRICE
                                                                 -------------     -------------     -------------     -------------
Options outstanding at beginning of year.........................         --       $        --               1,797     $       17.83
Granted..........................................................        1,823             17.79             1,022             28.00
Forfeited........................................................          (26)            14.79              (121)            16.92
Exercised........................................................         --                --                (119)            15.80
                                                                 -------------     -------------     -------------     -------------
Options outstanding at end of year...............................        1,797     $       17.83             2,579     $       21.99
                                                                 =============     =============     =============     =============
Options exercisable at year end..................................         --                                   245
Weighted-average fair value of options granted
   during the year...............................................$       14.18                       $       13.27

        The following table summarizes information about stock options outstanding as of December 31, 1997 (in thousands, except per share data):

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                 ----------------------------------------------------  -----------------------------------
                                        WEIGHTED
                      NUMBER            AVERAGE           WEIGHTED           NUMBER         WEIGHTED
                   OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE        AVERAGE
   RANGE OF            AS OF           CONTRACTUAL        EXERCISE           AS OF           EXERCISE
EXERCISE PRICES  DECEMBER 31, 1997        LIFE             PRICE       DECEMBER 31, 1997       PRICE
---------------   ---------------   ---------------   ---------------   ---------------   ---------------
$14.00 - $23.75       1,426                8.47            $  17.22           216            $ 17.49
$26.00 - $28.90         698                9.39               26.65            29              27.11
$29.00 - $30.00         455                9.43               29.81            --                --
                     ------              ------            --------         -----            -------
                      2,579                8.89            $  21.99           245            $ 18.64
                     ======              ======            ========         =====            =======

     The Company accounts for its stock-based compensation under Accounting Principles Board Statement No. 25 "Accounting for Stock Issued to Employees." Under this accounting method, no compensation expense is recognized in the consolidated statements of income if no intrinsic value of the option exists at the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 encourages companies to account for stock based compensation awards based on the fair value of the awards at the date they are granted. The resulting compensation cost would be shown as an expense in the statement of income. Companies can choose not to apply the new accounting method and continue to apply current accounting requirements; however, disclosure is required as to what net income and earnings per share would have been had the new accounting method been followed. While the Company did not adopt SFAS No. 123 for accounting purposes, it has implemented the disclosure requirements below which include annual pro forma disclosures of its effects on options granted since the initial grant in May 1996. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                          1996            1997
                                                        --------        --------
        Net Earnings                As reported.......  $ 16,788        $ 31,408
                                    Pro forma.........  $ 15,291        $ 28,271

        Diluted Earnings Per Share  As reported.......  $   1.12        $   1.42
                                    Pro forma.........  $   1.02        $   1.28

        The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1997: (i) risk-free interest rates ranging from 5.73% to 6.96%, (ii) expected life of 10 years in 1996 and 6 years in 1997, (iii) average volatility of 35%, and (iv) dividend yield of 0.00%.


14.     EXTRAORDINARY ITEMS

        During 1996, obligations due to stockholders of a Pooled Company of $17.2 million were retired in exchange for shares of Coach USA Common Stock. The transactions resulted in an extraordinary gain on early extinguishment of debt of approximately $4.2 million, net of taxes, representing the excess of the recorded value of the obligations exchanged over the market value of the Coach USA Common Stock. This gain was partially offset by extraordinary losses of approximately $1.6 million, net of taxes, resulting from early extinguishment of debt at certain other companies.

        The extraordinary items recorded in 1997 include extraordinary losses of $0.9 million, net of taxes, related to prepayment penalties from the early extinguishment of debt at certain companies.


15.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The table below sets forth the unaudited consolidated operating results by quarter for the year ended December 31, 1997. All quarters presented have been restated for subsequent acquisitions accounted for as poolings-of-interests, except for the Immaterial Pooled Companies (in thousands, except per share data).

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              FOR THE THREE MONTHS ENDED,
                                             -------------------------------------------------------------
                                               MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                             -------------   -------------   -------------   -------------
Revenues .................................     $   96,532       $ 138,712     $ 157,109       $ 150,437
Gross profit .............................         19,574          38,653        45,212          40,406
Net income before extraordinary items ....          1,678           9,918        12,621           8,120
Net income ...............................          1,559           9,638        12,416           7,795

Basic earnings per share:
     Net income before extraordinary items     $      .08       $     .47     $     .59       $     .37
     Net income ..........................     $      .08       $     .44     $     .58       $     .36

Diluted earnings per share:
     Net income before extraordinary items     $      .08       $     .45     $     .56       $     .36
     Net income ..........................     $      .07       $     .44     $     .55       $     .35

      Due to rounding, the sum of the quarterly amounts reflected above for net income per share do not add to the annual net income per share reflected in the accompanying consolidated statements of income.

16.          SUBSEQUENT EVENTS (UNAUDITED)

        Through March 16, 1998, the Company acquired seven additional businesses subsequent to December 31, 1997. These subsequent acquisitions were accounted for as purchases. The aggregate consideration paid in these transactions was $16.3 million in cash, $4.9 million of subordinated notes convertible into 122,000 shares of the Company's Common Stock, and 242,000 shares of the Company's Common Stock.

        Subsequent to year end, the Company entered into a swap agreement which effectively fixes the price the Company will pay for a significant portion of diesel fuel purchases, the primary fuel consumed in the Company's operations. The swap agreement utilizes NYMEX No. 2 heating oil, which has a high degree of correlation to diesel fuel. Under the swap agreement, the Company purchased a notional quantity of 3.0 million gallons per month at prices ranging from $0.4825 per gallon to $0.5215 per gallon from March 1 through December 31, 1998. This notional quantity represents an amount less than the Company's anticipated average monthly consumption. The swap agreement will be accounted for on a monthly settlement basis with the net amounts paid or received under the agreement included in the cost of the commodity. The use of such a commodity swap effectively protects the Company against an increase in the price of the commodity or prevents the Company from benefitting in the event of a decrease in the price of the commodity, to the extent of the notional quantity under contract.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)The following documents are filed as a part of this report.

      (1) and (2) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements at Item 8 of this report and Index to Schedules at S-1.

      (3)Exhibits

        EXHIBIT
        NUMBER                           DESCRIPTION
        ------                           -----------
          3.1      --   Second Amended and Restated Certificate of
                        Incorporation of Coach USA (Incorporated by reference to
                        Exhibit 3.1 to the Registration Statement on Form S-4
                        (File No. 333-33755) of the Company)
          3.2      --   By-Laws of Coach USA (Incorporated by reference to
                        Exhibit 3.2 to the Registration Statement on Form S-1
                        (File No. 333-2704) of the Company)
          4.1      --   Form of certificate evidencing ownership of Common
                        Stock of Coach USA (Incorporated by reference to Exhibit
                        4.1 to the Registration Statement on Form S-1 (File No.
                        333-2704) of the Company)
          4.2      --   Indenture dated as of June 24, 1997 between Coach
                        USA, Inc., the Guarantors named therein, and the Bank of
                        New York, as Trustee, with respect to the 93/8% Senior
                        Subordinated Notes due 2007 (including form of 93/8%
                        Senior Subordinated Note due 2007) (Incorporated by
                        reference to Exhibit 4.1 to the Registration Statement
                        on Form S-4 (File No. 333-33215) of the Company)
          4.3      --   Certificate of Designation of Series A Voting Preferred
                        Stock (par value $0.01 per share) of Coach USA, Inc.
         10.1      --   Coach USA 1996 Long-Term Incentive Plan (Incorporated by
                        reference to Exhibit 10.1 to Amendment No. 2 to the
                        Registration Statement on Form S-1 (File No. 333-2704)
                        of the Company)
         10.2      --   Coach USA 1996 Non-Employee Directors' Stock Option
                        Plan (Incorporated by reference to Exhibit 10.2 to
                        Amendment No. 2 to the Registration Statement on Form
                        S-1 (File No. 333-2704) of the Company)
         10.3      --   Employment Agreement between Coach USA and Richard H.
                        Kristinik (Incorporated by reference to Exhibit 10.3 to
                        the Registration Statement on Form S-1 (File No.
                        333-6525) of the Company)
         10.4      --   Employment Agreement between Coach USA and Lawrence
                        K. King (Incorporated by reference to Exhibit 10.4 to
                        the Registration Statement on Form S-1 (File No.
                        333-6525) of the Company)
         10.5      --   Employment Agreement between Coach USA and Douglas M.
                        Cerny (Incorporated by reference to Exhibit 10.5 to the
                        Registration Statement on Form S-1 (File No. 333-6525)
                        of the Company)
         10.6      --   Employment Agreement between Coach USA, Cape Transit
                        Corp. and John Mercadante, Jr. (Incorporated by
                        reference to Exhibit 10.6 to the Registration Statement
                        on Form S-1 (File No. 333-6525) of the Company)
         10.7      --   Employment Agreement among Coach USA, Community Coach,
                        Inc. and affiliated entities and Frank P. Gallagher
                        (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-6525) of the Company)

        EXHIBIT
        NUMBER                            DESCRIPTION
        ------                            -----------
         10.8      --   Employment Agreement among Coach USA, Leisure Time Tours
                        and Gerald Mercadante (Incorporated by reference to
                        Exhibit 10.9 to the Registration Statement on Form S-1
                        (File No. 333-6525) of the Company)
         10.9      --   Employment Agreement between Grosvenor Bus Lines, Inc.
                        and Robert K. Werbe (Incorporated by reference to
                        Exhibit 10.10 to the Registration Statement on Form S-1
                        (File No. 333-6525) of the Company)
         10.10     --   Employment Agreement between Arrow Stage Lines, Inc. and
                        Charles D. Busskohl (Incorporated by reference to
                        Exhibit 10.11 to the Registration Statement on Form S-1
                        (File No. 333-6525) of the Company)
         10.11     --   Amendment Dated June 24, 1997 to Agreement Between Coach
                        USA, Inc. and Exel Motorcoach Partners, LLC
                        (Incorporated by reference to Exhibit 10.1 to the
                        Registration Statement on Form S-4 (File No. 333-33215)
                        of the Company)
         10.12     --   Warrants to Purchase 100,000 Shares of Common Stock
                        of Coach USA, Inc., held by American Business Partners,
                        LLC, formerly known as Exel Motorcoach Partners, LLC
         10.14     --   Leases by and between Gerdaneu, Inc. and Leisure Time
                        Tours related to property located in Mahwah and
                        Pleasantville, New Jersey and Philadelphia, Pennsylvania
                        (Incorporated by reference to Exhibit 10.15 to the
                        Registration Statement on Form S-1 (File No. 333-6525)
                        of the Company)
         10.15     --   Lease by and between Liberty Street Corporation and
                        Community Coach, Inc. and its affiliated entities
                        related to property located in Passaic, New Jersey
                        (Incorporated by reference to Exhibit 10.16 to the
                        Registration Statement on Form S-1 (File No. 333-6525)
                        of the Company)
         10.16     --   Lease and Sublease by and between Tri-County Bus Lines,
                        Inc. and Community Coach, Inc. and its affiliated
                        entities related to property located in Passaic, New
                        Jersey (Incorporated by reference to Exhibit 10.17 to
                        the Registration Statement on Form S-1 (File No.
                        333-6525) of the Company)
         10.17     --   Lease by and between a stockholder of Arrow Stage Lines,
                        Inc. and Arrow Stage Lines, Inc. related to property
                        located in Phoenix, Arizona (Incorporated by reference
                        to Exhibit 10.19 to the Registration Statement on Form
                        S-1 (File No. 333-6525) of the Company)
         10.18     --   Credit Agreement Among Coach USA, Inc., as Borrower,
                        The Financial Institutions named in this Credit
                        Agreement as Banks, and NationsBank Texas, N.A., as
                        Agent for the Banks, dated August 13, 1997 (Incorporated
                        by reference to Exhibit 10.1 to the Form 10-Q for the
                        period ended June 30, 1997 (File No. 001-12939) of the
                        Company)
         11        --   Statement regarding Computation of Net Income Per
                        Share -- See Note 2 of the Notes to Consolidated
                        Financial Statements of Coach USA, Inc. and Subsidiaries
                        contained in Item 8. of this Annual Report on Form 10-K.
         21        --   List of subsidiaries of Coach USA
         23        --   Consent of Arthur Andersen LLP
         27        --   Financial Data Schedule

      (b)  Reports on Form 8-K:
                None

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                   COACH USA, INC.

                                                   By:/s/ RICHARD H. KRISTINIK
                                                           Richard H. Kristinik
                                                       Chairman of the Board and
                                                       Chief Executive Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

                SIGNATURE                     CAPACITY IN WHICH SIGNED             DATE
                ---------                     ------------------------             ----
        /s/ RICHARD H. KRISTINIK             Chairman of the Board and      March 23, 1998
------------------------------------            Chief Executive Officer
          Richard H. Kristinik                  (Principal Executive
                                                Officer)

          /s/ LAWRENCE K. KING               Senior Vice President,         March 23, 1998
------------------------------------            Chief Financial Officer
            Lawrence K. King                    and Director (Principal
                                                Financial and Accounting
                                                Officer)

          /s/ STEVEN S. HARTER               Director                       March 23, 1998
----------------------------------------
            Steven S. Harter

        /s/ JOHN MERCADANTE, JR.             President, Chief Operating     March 23, 1998
----------------------------------------        Officer and Director
          John Mercadante, Jr.

         /s/ FRANK P. GALLAGHER              Senior Vice President--        March 23, 1998
----------------------------------------        Corporate Development
           Frank P. Gallagher                   and Director

          /s/ GERALD MERCADANTE              Senior Vice President--        March 23, 1998
----------------------------------------        Northeast Region
            Gerald Mercadante                   Operations and Director


                SIGNATURE                     CAPACITY IN WHICH SIGNED             DATE
                ---------                     ------------------------             ----
         /s/ CHARLES D. BUSSKOHL             Director                       March 23, 1998
----------------------------------------
           Charles D. Busskohl

          /s/ WILLIAM J. LYNCH               Director                       March 23, 1998
----------------------------------------
            William J. Lynch


----------------------------------------     Director                       March ___, 1998
            Paul M. Verrochi

                                       58