Form 10-Q
period 1998-03-31
COACH USA INC
filed 1998-05-14
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended MARCH 31, 1998     or


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

        ONE RIVERWAY, SUITE 500
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

        Yes   X       No

        The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 12, 1998 was 26,811,314.

                                 COACH USA, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                                     PAGE

PART I - FINANCIAL INFORMATION
    Item I - Financial Statements

        COACH USA, INC. AND SUBSIDIARIES
           Condensed Consolidated Balance Sheets......................................  3
           Condensed Consolidated Statements of Income................................  4
           Condensed Consolidated Statements of Stockholders' Equity..................  5
           Condensed Consolidated Statements of Cash Flows............................  6
           Notes to Condensed Consolidated Financial Statements.......................  7


    Item II - Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................. 17

PART II - OTHER INFORMATION

    Item 2 - Changes in Securities.................................................... 20

        (c)Recent Sales of Unregistered Securities

    Item 6 - Exhibits and Reports on Form 8-K......................................... 20

        (a)Exhibits.

                 27 Financial Data Schedule

        (b)Reports on Form 8-K.

Signature............................................................................. 21

                        COACH USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,  MARCH 31,
                                                                        1997         1998
                                                                    ------------  ----------
                                                                                  (Unaudited)
                                 ASSETS
CURRENT ASSETS:
      Cash and cash equivalents.......................................$   3,648   $   4,151
      Accounts receivable, net of allowance of $3,663 and $4,055......   43,346      49,426
      Inventories.....................................................   22,490      26,157
      Notes receivable, current portion...............................    4,138       4,497
      Prepaid expenses and other current assets.......................   24,219      22,790
                                                                      ---------   ---------
           Total current assets.......................................   97,841     107,021

PROPERTY AND EQUIPMENT, net...........................................  395,800     460,936
NOTES RECEIVABLE, net of allowance of $500 and $500...................    8,906      10,240
GOODWILL, net.........................................................  145,576     174,014
OTHER ASSETS, net.....................................................   17,747      17,825
                                                                      ---------   ---------
           Total assets...............................................$ 665,870   $ 770,036
                                                                      =========   =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Current maturities of long-term obligations.....................$  12,012   $  14,692
      Current maturities of convertible subordinated notes............      --        8,330
      Accounts payable and accrued liabilities........................   91,140      93,588
                                                                      ---------   ---------
           Total current liabilities..................................  103,152     116,610

LONG-TERM OBLIGATIONS, net of current maturities......................  158,752     234,750
SENIOR SUBORDINATED NOTES.............................................  150,000     150,000
CONVERTIBLE SUBORDINATED NOTES, net of current maturities.............   52,300      51,596
DEFERRED INCOME TAXES.................................................   41,111      45,423
                                                                      ---------   ---------
           Total liabilities..........................................  505,315     598,379
                                                                      ---------   ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock $.01 par, 500,000 shares authorized, 1 share
         issued and outstanding.......................................    --          --
      Common stock $.01 par, 100,000,000 shares authorized,
         21,817,918 and 22,188,421 shares issued and outstanding,
         respectively.................................................      218         222
      Additional paid-in capital......................................  121,534     130,253
      Cumulative translation adjustment...............................     (479)       (455)
      Retained earnings...............................................   39,282      41,637
                                                                      ---------   ---------
           Total stockholders' equity.................................  160,555     171,657
                                                                      ---------   ---------
           Total liabilities and stockholders' equity.................$ 665,870   $ 770,036
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

                        COACH USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     -------------------------
                                                                        1997           1998
                                                                     -----------   -----------

REVENUES.........................................................    $    96,532   $   149,983
OPERATING EXPENSES...............................................         76,959       117,980
                                                                     -----------   -----------
        Gross profit.............................................         19,573        32,003

GENERAL AND ADMINISTRATIVE EXPENSES..............................         11,714        18,814
AMORTIZATION EXPENSE.............................................            526         1,439
ACQUISITION RELATED COSTS........................................            139        --
                                                                     -----------   -----------
        Operating income.........................................          7,194        11,750

INTEREST EXPENSE.................................................          4,199         7,745
                                                                     -----------   -----------

INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEMS..........................................          2,995         4,005

PROVISION FOR INCOME TAXES.......................................          1,318         1,562
                                                                     -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEMS................................          1,677         2,443

EXTRAORDINARY ITEMS, net of income taxes.........................           (119)          (88)
                                                                     -----------   -----------

NET INCOME.......................................................    $     1,558   $     2,355
                                                                     ===========   ===========

BASIC EARNINGS PER COMMON SHARE:

    INCOME BEFORE EXTRAORDINARY ITEMS............................    $       .08   $       .11
    EXTRAORDINARY ITEMS .........................................           (.01)       --
                                                                     -----------   -----------

NET INCOME ......................................................    $       .07   $       .11
                                                                     ===========   ===========

DILUTED EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE:
    INCOME BEFORE EXTRAORDINARY ITEMS............................    $       .08   $       .11

    EXTRAORDINARY ITEMS..........................................    $      (.01)  $      (.01)
                                                                     -----------   -----------
NET INCOME.......................................................    $       .07   $       .10
                                                                     ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                     COMMON STOCK       ADDITIONAL  CUMULATIVE                TOTAL
                                                     ------------        PAID-IN   TRANSLATION   RETAINED  STOCKHOLDERS'
                                                  SHARES      AMOUNT     CAPITAL    ADJUSTMENT   EARNINGS     EQUITY
                                                  ------      ------     -------    ----------   --------  -------------
BALANCE AT DECEMBER 31, 1996...................   20,901     $   209    $105,576     $  (209)    $ 8,694    $114,270
   Issuance of Common Stock:...................
      Acquisition of Purchased Companies ......      596           6      12,385         --          --       12,391
      Exercise of stock options................      119           1       2,509         --          --        2,510
   Equity of acquired companies treated as
      Immaterial Poolings-of-Interest .........      197           2         378         --          396         776
   S Corporation dividends paid by certain
      Pooled Companies.........................      --          --          --          --       (1,216)     (1,216)
   Other.......................................        5         --          686        (270)        --          416
   Net income..................................      --          --          --          --       31,408      31,408
                                                 -------     -------    --------     -------     -------    --------

BALANCE AT DECEMBER 31, 1997 ..................   21,818         218     121,534        (479)     39,282     160,555
   Issuance of Common Stock:
      Acquisition of Purchased Companies.......      247           2       5,258        --          --         5,260
      Exercise of stock options................       52           1       1,462        --          --         1,463
      Conversion of convertible subordinated
       note ...................................       71           1       1,999        --          --         2,000
   Other.......................................     --          --          --            24        --            24
   Net income..................................     --          --          --          --         2,355       2,355
                                                 -------     -------    --------     -------     -------    --------
BALANCE AT MARCH 31, 1998 (unaudited)..........   22,188     $   222    $130,253     $  (455)    $41,637    $171,657
                                                 =======     =======    ========     =======     =======    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            --------------------
                                                                               1997      1998
                                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.............................................................. $  1,558   $  2,355
    Adjustments to reconcile net income to net cash
        provided by operating activities --
           Depreciation and amortization ...................................    6,614     11,117
           Gain on sale of assets...........................................     (417)      (251)
           Deferred tax provision ..........................................    1,522      1,702
           Changes in operating assets and liabilities, net of effect of
              Purchased Companies --
               Accounts receivable, net.....................................      996     (4,681)
               Inventories..................................................     (457)    (3,176)
               Prepaid expenses and other current assets....................   (1,391)     2,247
               Accounts payable and accrued liabilities.....................   (5,702)    (8,109)
               Other........................................................    1,110         54
                                                                            ---------  ---------
                  Net cash provided by operating activities.................    3,833      1,258

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment.....................................  (36,283)   (35,340)
    Proceeds from sales of property and equipment...........................    6,107      3,180
    Cash consideration paid for Purchased Companies, net of cash acquired...  (26,128)   (18,385)
    Increase in notes receivable............................................   (2,069)    (1,693)
                                                                            ---------  ---------
                  Net cash used in investing activities.....................  (58,373)   (52,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term obligations.............................  (39,736)   (30,253)
    Proceeds from issuance of long-term obligations ........................   98,394     80,249
    Proceeds from issuance of Common Stock..................................      --       1,463
    Other...................................................................      (21)       --
                                                                            ---------  --------
                  Net cash provided by financing activities.................   58,637     51,459

EFFECT OF EXCHANGE RATE CHANGES.............................................       (9)        24
                                                                            ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS...................................    4,088        503

CASH AND CASH EQUIVALENTS, beginning of period..............................    2,786      3,648
                                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, end of period....................................$   6,874  $   4,151
                                                                            =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid for interest..............................................$   4,562  $  11,365
        Cash paid for income taxes..........................................      531      6,676
        Assets acquired under capital leases................................    5,533        --
        Convertible subordinated notes issued for Purchased Companies.......   18,330      9,626

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

      In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering, six established businesses. Through March 31, 1998, the Company has acquired 58 additional businesses. Of these additional businesses acquired, 22 were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note 5).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include the accounts of Coach USA, the Purchased Companies since their respective dates of acquisition and give retroactive effect to the acquisitions of the Pooled Companies.

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

      It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in Coach USA's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC.

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

FOREIGN CURRENCY TRANSLATION

      The Company's Canadian subsidiaries maintain their books and records in Canadian dollars. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, and income statement accounts are translated at the average exchange rate prevailing during the period. Gains and losses resulting from such translation are reported as an element of comprehensive income and as a separate component of stockholders' equity. Gains and losses from transactions in foreign currencies are reported in other income and are not significant.

NEW ACCOUNTING PRONOUNCEMENT

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has adopted SFAS No. 130 effective January 1, 1998. For the three months ended March 31, 1997 and 1998, the only component of other comprehensive income was unrealized gains (losses) on foreign currency translation. Comprehensive income for the three months ended March 31, 1997 and 1998 was $1.5 million and $2.4 million, respectively.

3.    NET INCOME PER COMMON SHARE

   Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 1997 and 1998 are illustrated below (in thousands):

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ---------------------
                                                                    1997        1998
                                                                 --------     --------
Net income:
    Net income for basic earnings per share -
        income available to common stockholders................  $  1,558    $   2,355
                                                                 --------    ---------
    Effect of convertible subordinated notes under the
        "if converted" method - interest expense addback,
        net of taxes...........................................       --           --
                                                                 --------    --------
    Net income for diluted earnings per share - income
        available to common stockholders.......................  $  1,558    $   2,355
                                                                 ========    =========
Weighted average shares:
    Weighted average shares outstanding for
        basic earnings per share...............................    20,903       22,024
    Effect of dilutive stock options and warrants..............       434          599
    Effect of convertible subordinated notes under
        the "if converted" method - weighted
        convertible shares issuable............................       --           --
                                                                 --------    --------
    Weighted average shares outstanding for diluted
        earnings per share.....................................    21,337       22,623
                                                                 ========    =========

      There is no interest expense addback reported or weighted shares attributable to convertible subordinated notes in the table above, as the effect of convertible subordinated notes outstanding was anti-dilutive for both periods presented.

4.    LONG TERM OBLIGATIONS

      In August 1997, the Company amended and restated its credit agreement. The credit agreement, as amended and restated, provides for a revolving credit facility of $300 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facility, in addition to fully subordinated debt. The proceeds of the facility are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facility is secured by substantially all of the assets of the Company and matures in August 2000, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate plus up to 0.25%, or the London Interbank Offered Rate (LIBOR") plus 0.50% to 1.75%, both as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of March 31, 1998, the Company had a total of $249.4 million outstanding under the revolving and other outside credit facilities and had utilized $16.8 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $113.8 million under the revolving and other outside credit facilities. The Company is currently in negotiations with its bank syndicate to amend its credit agreement. The amendment would result in more favorable pricing to the Company and extend the maturity date.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

      Subsequent to March 31, 1998, the Company paid down amounts owed under the Credit Facility by $85.5 million using the net proceeds from the sale of 2,000,000 shares of Common Stock sold in a secondary public offering (see Note
8).

CONVERTIBLE SUBORDINATED NOTES

      As of March 31, 1998, the Company had outstanding $59.9 million of convertible subordinated notes issued to certain former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The notes bear interest at a weighted average interest rate of 5.12% and are convertible by the holder into shares of the Company's Common Stock at the option of the Company at any time after one year of issuance. Subsequent to March 31, 1998, the Company converted approximately $21.2 million of convertible subordinated notes (see Note 8).

5.    BUSINESS COMBINATIONS

POOLINGS

      During 1997, the Company acquired all of the outstanding stock of sixteen companies in exchange for approximately 3,900,000 shares of Common Stock. Thirteen of these companies provide motorcoach and other passenger ground transportation services and three provide taxicab and luxury sedan services. These acquisitions have been accounted for as poolings-of-interests and the results of operations of these companies are included for all periods presented herein. The prior periods presented have not been restated for three of these companies, the Immaterial Pooled Companies. There were no acquisitions completed during the first quarter of 1998 which were accounted for as poolings-of-interests.

PURCHASES

      During 1997, the Company acquired twenty businesses in transactions accounted for as purchases. Nineteen of these businesses provide motorcoach transportation services and one provides taxicab services. The aggregate consideration paid in these transactions was $64.6 million in cash, net of cash acquired, approximately 595,000 shares of the Company's Common Stock and $33.8 million in subordinated notes convertible into approximately 905,000 shares of Common Stock. The accompanying condensed consolidated balance sheet as of March 31, 1998, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $109.4 million, representing the excess of the purchase price over the fair value of the net assets acquired.

      During the three months ended March 31, 1998, the Company acquired thirteen businesses in transactions accounted for as purchases. Twelve of these businesses provide motorcoach transportation services and one provides taxicab services. The aggregate consideration paid in these transactions was $18.4 million in cash, net of cash acquired, approximately 247,000 shares of the Company's Common Stock and $9.6 million in subordinated notes convertible into approximately 205,000 shares of Common Stock. The accompanying condensed consolidated balance sheet as of March 31, 1998, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $28.0 million, representing the excess of the purchase price over the fair value of the net assets acquired.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

      The PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS below includes the historical financial statement data of the Company (including the Pooled Companies) for all periods presented, the Immaterial Pooled Companies from the beginning of the fiscal quarter in which they were acquired, and the Purchased Companies since the date of their respective acquisition. In addition, the data below gives pro forma effect to
(i) certain reductions in salaries and benefits to the former owners of the Pooled Companies which were agreed to in connection with the acquisition of the Pooled Companies, (the "Compensation Differential"); (ii) certain tax adjustments related to the taxation of certain Pooled Companies as S Corporations prior to the consummation of the acquisitions; (iii) the tax impact of the Compensation Differential in each period; and (iv) the elimination of non-recurring costs associated with certain acquisitions accounted for as poolings-of-interests. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and also gives effect to the acquisition of the Purchased Companies as if those acquisitions occurred on January 1, 1997, and gives further pro forma effect to (i) the Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill, (iii) interest expense attributable to cash expended and convertible subordinated notes issued in connection with the acquisition of the Purchased Companies, (iv) an adjustment to record interest expense and debt issuance costs related to the Senior Subordinated Notes issued in June 1997, as if the notes had been outstanding for all periods presented, and (v) income tax adjustments attributable to the above adjustments (in thousands, except per share data).

      PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL
       AND OTHER ADJUSTMENTS:
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               --------------------------
                                                                   1997            1998
                                                               ----------       ---------
                                                                        (unaudited)

         Revenues   .......................................... $  96,532        $  149,983
         Income before extraordinary items....................     2,026             2,443
         Diluted income per share before extraordinary items..      0.10              0.11

      PRO FORMA FOR PURCHASED COMPANIES:

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   1997             1998
                                                                ----------       ---------
                                                                        (unaudited)

         Revenues   .......................................... $   139,990      $  155,799
         Income before extraordinary items....................         578           1,997
         Diluted income per share before extraordinary items..        0.03            0.09

      The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Pooled Companies and the Purchased Companies been combined at the beginning of the periods presented.

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

REGULATORY MATTERS

      The Surface Transportation Board (STB) must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of May 12, 1998, the STB had approved or exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through December 1997. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the acquisitions completed after December 1997 or future acquisitions.

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

      The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through March 31, 1998. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

7.    SUPPLEMENTAL GUARANTOR INFORMATION

      The Company's payment obligations under the Senior Subordinated Notes are jointly and severally guaranteed by all domestic subsidiaries (the Guarantors) of the Company. The following unaudited condensed consolidating balance sheet, statement of income and statement of cash flows presents the combined financial statements of the Guarantors and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the Guarantors are not deemed material to investors.

                               COACH USA, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                         (CONTINUED)

                             CONDENSED CONSOLIDATING BALANCE SHEET
                                     AS OF MARCH 31, 1998
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                      COACH       GUARANTOR    NONGUARANTOR
                                                    USA, INC.    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   ----------   ------------   ------------  ------------   ------------
               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ....................  $    --        $  4,610     $   (459)     $              $   4,151
    Accounts receivable, net of
     allowance ...................................       --          46,639        2,787                        49,426
    Inventories ..................................       --          24,502        1,655                        26,157
    Notes receivable, current portion ............       --           4,497         --                           4,497
    Prepaid expenses and other current assets ....       --          21,304        1,486                        22,790
                                                    ---------      --------     --------      ---------      ---------
        Total current assets .....................       --         101,552        5,469           --          107,021

    PROPERTY & EQUIPMENT, net ....................       --         445,976       14,960                       460,936
    NOTES RECEIVABLE, net of allowance ...........       --          10,240         --                          10,240
    GOODWILL, net ................................       --         164,688        9,326                       174,014
    INTERCOMPANY & INVESTMENTS
        IN SUBSIDIARIES ..........................    504,560          --           --         (504,560)          --
    OTHER ASSETS, net ............................      7,039        10,406          380                        17,825
                                                    ---------      --------     --------      ---------      ---------
        Total assets .............................  $ 511,599      $732,862     $ 30,135      $(504,560)     $ 770,036
                                                    =========      ========     ========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term obligations ..  $    --        $  5,352     $  9,340      $              $  14,692
    Current maturities of convertible
        subordinated notes .......................       --           8,330         --                           8,330
    Accounts payable and accrued liabilities .....      3,899        84,826        4,862                        93,588
                                                    ---------      --------     --------      ---------      ---------
        Total current liabilities ................      3,899        98,508       14,202           --          116,610

LONG-TERM OBLIGATIONS, net of current
    maturities ...................................    186,043       471,695       10,058       (433,046)       234,750
SENIOR SUBORDINATED NOTES ........................    150,000          --           --                         150,000
CONVERTIBLE SUBORDINATED NOTES,
    net of current maturities ....................       --          51,596                                     51,596
DEFERRED INCOME TAXES ............................       --          42,965        2,458                        45,423
                                                    ---------      --------     --------      ---------      ---------
        Total liabilities ........................    339,942       664,764       26,719       (433,046)       598,379

STOCKHOLDERS' EQUITY:
    Preferred stock ..............................       --            --           --             --             --
    Common stock .................................        222            80            5            (85)           222
    Additional paid-in capital ...................    130,253        55,442        1,668        (57,110)       130,253
    Cumulative translation adjustment ............       (455)         --           (455)           455           (455)
    Retained earnings ............................     41,637        12,576        2,198        (14,774)        41,637
                                                    ---------      --------     --------      ---------      ---------
        Total stockholders' equity ...............    171,657        68,098        3,416        (71,514)       171,657
                                                    ---------      --------     --------      ---------      ---------
        Total liabilities and stockholders' equity  $  51,599      $732,862     $ 30,135      $(504,560)     $ 770,036
                                                    =========      ========     ========      =========      =========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                           COACH     GUARANTOR   NONGUARANTOR
                                         USA, INC.  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                        ----------  ------------ ------------ ------------ ------------

REVENUES................................$    --      $ 142,812    $   7,171   $             $ 149,983

OPERATING EXPENSES......................     --        110,514        7,466                   117,980
                                        ---------    ---------    ---------   ---------     ---------
    Gross profit .......................     --         32,298         (295)       --          32,003

GENERAL AND ADMINISTRATIVE EXPENSES.....       18       17,960          836                    18,814
AMORTIZATION EXPENSE....................      372          997           70                     1,439
ACQUISITION RELATED EXPENSES............     --           --           --          --            --
                                        ---------    ---------    ---------   ---------     ---------
    Operating income....................     (390)      13,341       (1,201)       --          11,750

INTEREST EXPENSE........................     --          7,356          389                     7,745
EQUITY IN INCOME OF SUBSIDIARIES........    2,745         --           --        (2,745)         --
                                        ---------    ---------    ---------   ---------     ---------
INCOME BEFORE TAXES AND
    EXTRAORDINARY ITEMS.................    2,355        5,985       (1,590)     (2,745)        4,005

PROVISION FOR INCOME TAXES..............     --          2,215         (653)                    1,562
                                        ---------    ---------    ---------   ---------     ---------

INCOME BEFORE EXTRAORDINARY ITEMS.......    2,355        3,770         (937)     (2,745)        2,443

EXTRAORDINARY ITEMS, net of income taxes     --            (88)        --                         (88)
                                        ---------    ---------    ---------   ---------     ---------

NET INCOME..............................$   2,355    $   3,682    $    (937)  $  (2,745)    $   2,355
                                        =========    =========    =========   =========     =========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    COACH       GUARANTOR      NONGUARANTOR
                                                                   USA, INC.   SUBSIDIARIES    SUBSIDIARIES
                                                                 -----------   -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income................................................$       2,355   $      3,682   $        (937)
    Adjustments to reconcile net income--
       Depreciation and amortization..........................          372         10,577             168
       Equity in income of subsidiaries.......................       (2,745)          --              --
       Gain on sale of assets.................................         --              (88)           (163)
       Deferred income tax provision..........................         --            2,118            (417)
       Changes in operating assets and liabilities, net of
         effect of Purchased Companies --
          Accounts receivable, net............................         --           (5,191)            510
          Inventories.........................................         --           (2,992)           (184)
          Prepaid expenses and other current assets...........         --            2,087             160
          Accounts payable and accrued liabilities............       (3,993)        (3,079)         (1,037)
          Other...............................................          123              4             (73)
                                                              -------------   ------------   -------------
             Net cash provided by
                (used in) operating activities................       (3,888)         7,119          (1,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment.......................         --          (34,598)           (742)
    Proceeds from sales of property and equipment.............         --            2,899             281
    Cash consideration paid for Purchased Companies, net......      (18,385)          --              --
    Increase in notes receivable..............................         --           (1,693)           --
                                                              -------------   ------------   -------------
             Net cash used in investing activities............      (18,385)       (33,392)           (461)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Intercompany activity.....................................      (45,890)        45,890            --
    Principal payments on long-term obligations...............         --          (29,915)           (338)
    Proceeds from issuance of long-term obligations...........       76,320          1,862           2,067
    Proceeds from issuance of Common Stock....................        1,463           --              --
    Other.....................................................         --             --              --
                                                              -------------   ------------   -------------
             Net cash provided by financing activities........       31,893         17,837           1,729

EFFECT OF EXCHANGE RATE CHANGES...............................         --             --                24
                                                              -------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH...............................        9,620         (8,436)           (681)

CASH AND CASH EQUIVALENTS,
    beginning of period.......................................       (9,620)        13,046             222
                                                              -------------   ------------   -------------
CASH AND CASH EQUIVALENTS, end of period......................$        --     $      4,610   $        (459)
                                                              =============   ============   =============

                                                            ELIMINATIONS   CONSOLIDATED
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...........................................   $   (2,745)   $    2,355
    Adjustments to reconcile net income--
       Depreciation and amortization .....................                     11,117
       Equity in income of subsidiaries ..................        2,745          --
       Gain on sale of assets ............................                       (251)
       Deferred income tax provision .....................                      1,702
       Changes in operating assets and liabilities, net of
         effect of Purchased Companies --
          Accounts receivable, net .......................                     (4,681)
          Inventories ....................................                     (3,176)
          Prepaid expenses and other current assets ......                      2,247
          Accounts payable and accrued liabilities .......                     (8,109)
          Other ..........................................                         54
                                                             ----------    ----------
             Net cash provided by
                (used in) operating activities ...........         --           1,258

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ..................                    (35,340)
    Proceeds from sales of property and equipment ........                      3,180
    Cash consideration paid for Purchased Companies, net .                    (18,385)
    Increase in notes receivable .........................                     (1,693)
                                                             ----------    ----------
             Net cash used in investing activities .......         --         (52,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Intercompany activity ................................                       --
    Principal payments on long-term obligations ..........                    (30,253)
    Proceeds from issuance of long-term obligations ......                     80,249
    Proceeds from issuance of Common Stock ...............                      1,463
    Other ................................................                       --
                                                             ----------    ----------
             Net cash provided by financing activities ...         --          51,459

EFFECT OF EXCHANGE RATE CHANGES ..........................         --              24
                                                             ----------    ----------
NET INCREASE (DECREASE) IN CASH ..........................         --             503

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD ..................................         --           3,648
                                                             ----------    ----------
CASH AND CASH EQUIVALENTS, end of period .................   $     --      $    4,151
                                                             ==========    ==========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)

8.    SUBSEQUENT EVENTS

      On May 12, 1998, the Company completed the sale of 2,000,000 shares of the Company's Common Stock at a price of $45 per share in a secondary public offering. The proceeds from the offering of $85.5 million, net of underwriters' commissions and other expenses, were used to repay amounts owed under the Credit Facility. In addition, the Company converted approximately $21.2 million of convertible subordinated notes previously issued in connection with certain acquisitions, resulting in the issuance of approximately 612,000 additional shares of Common Stock.

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

      In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering, six established businesses. Through March 31, 1998, the Company has acquired 58 additional businesses. Of these additional businesses acquired, 22 were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies".

      The Company continues to realize savings by consolidating certain general, administrative and purchasing functions and reducing insurance expenses. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's corporate management. Neither these savings nor the costs associated therewith for the periods prior to the date of the respective subsequent acquisitions have been included in the financial information discussed below. As such, historical results may not be comparable to, or indicative of, future performance.

      The Company's motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts to provide motorcoach services. Taxicab operation revenues are derived from fees and other services charged to independent taxicab operators. Operating expenses consist primarily of salaries and benefits for motorcoach drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and direct tour expenses. General and administrative expenses consist primarily of management and administrative salaries and benefits, marketing, communications and professional fees.

RESULTS OF OPERATIONS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                                 1997        1998
                                                               ---------  ---------
    Revenues................................................   $  96,532  $ 149,983
    Operating Expenses......................................      76,959    117,980
                                                               ---------  ---------
        Gross Profit........................................      19,573     32,003
    General and Administrative Expenses.....................      11,714     18,814
    Amortization Expense....................................         526      1,439
    Acquisition Related Costs...............................         139       --
    Interest Expense........................................       4,199      7,745
                                                               ---------  ---------
    Income Before Income Taxes and Extraordinary Items......       2,995      4,005
    Provision for Income Taxes..............................       1,318      1,562
                                                               ---------  ---------
    Income Before Extraordinary Items.......................   $   1,677  $   2,443
                                                               =========  =========

      The historical results above include the results of the Pooled Companies, in both periods presented, and the Purchased Companies from their respective dates of acquisition.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

  HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO 1998

      Revenues increased by 55.4% to $150.0 million for the three months ended March 31, 1998. The increase in revenues was largely due to the incremental revenues of certain Purchased Companies acquired in 1997 and 1998 of $39.4 million, additional revenues of approximately $5.1 million related to the expansion of transit services and continued internal growth in the charter, tour and taxicab operations.

      Operating expenses increased 53.3% to $117.9 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies in 1997 and 1998 and the overall increase in operations throughout the Company, partially offset by savings in the Company's insurance and parts buying programs.

      General and administrative expenses increased 60.6% to $18.8 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The increase in general and administrative expenses was primarily due to the acquisition of the Purchased Companies in 1997 and 1998 and the additional costs of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

      Interest expense increased $3.5 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies in 1997 and 1998, and the incremental effect of the higher interest rate on the Company's senior subordinated notes issued in June 1997.

      Net income before extraordinary items increased during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997, primarily due to the acquisitions of the Purchased Companies and the effects of increased purchasing power on lowering certain costs.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $1.3 million for the three months ended March 31, 1998. Capital expenditures during the period, net of trade-ins and proceeds from sales of property and equipment, totaled $32.2 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions. Also, during the three months ended March 31, 1998, the Company had net new borrowings of $50.0 million. These proceeds were used in part for the $18.4 million of cash consideration paid to certain Purchased Companies, net of cash acquired, and to fund capital expenditures during the period.

      In August 1997, the Company amended and restated its credit agreement. The credit agreement, as amended and restated, provides for a revolving credit facility of $300 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facility, in addition to fully subordinated debt. The proceeds of the facility are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facility is secured by substantially all of the assets of the Company and matures in August 2000, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate plus up to 0.25%, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.75%, both as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of May 12,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

1998, the Company had a total of $182.6 million outstanding under the revolving and other outside credit facilities and had utilized $16.7 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $180.7 million under the revolving and other outside credit facilities. The Company is currently in negotiations with its bank syndicate to amend its credit agreement. The amendment would result in more favorable pricing to the Company and extend the maturity date.

      On May 12, 1998, the Company completed the sale of 2,000,000 shares of the Company's Common Stock at a price of $45 per share in a secondary public offering. The proceeds from the offering of $85.5 million, net of underwriters' commissions and other expenses, were used to repay amounts owed under the revolving Credit Facility.

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

                                 COACH USA, INC.
                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.

         The following information relates to securities of the Company issued or sold by the Company during the three months ended March 31, 1998.

         In connection with the acquisition of certain Purchased Companies completed during the three months ended March 31, 1998, the Company issued subordinated notes convertible into approximately 205,000 shares of Common Stock to certain former owners of these businesses.

         The foregoing transactions were effected without registration of the relevant security under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              27 - Financial Data Schedule.

         (b)  Reports on Form 8-K.

              None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COACH USA, INC.

Dated: May 13, 1998

                                        By:     LAWRENCE K. KING
                                        Name:   Lawrence K. King
                                        Title:  Senior Vice President and Chief
                                                Financial Officer