Form 10-Q
period 1998-06-30
COACH USA INC
filed 1998-08-14
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JUNE 30, 1998 or

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

      Yes   [X]     No [ ]

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 12, 1998 was 25,343,124.

                               COACH USA, INC.
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                    INDEX
                                                                      PAGE
PART I - FINANCIAL INFORMATION
   Item I - Financial Statements

      COACH USA, INC. AND SUBSIDIARIES
         Condensed Consolidated Balance Sheets.......................... 3
         Condensed Consolidated Statements of Income.................... 4
         Condensed Consolidated Statements of Stockholders' Equity...... 5
         Condensed Consolidated Statements of Cash Flows................ 6
         Notes to Condensed Consolidated Financial Statements........... 7


   Item II - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................17

PART II - OTHER INFORMATION

   Item 2 - Changes in Securities.......................................20

      (c)Recent Issuance of Unregistered Securities.

   Item 4 - Submission of Matters to a Vote of Security Holders ........20

      (a)Election of Directors.

      (b)Amended & Restated Long-Term Incentive Plan.

      (c)Appointment of Arthur Andersen LLP as Independent Auditors.

   Item 6 - Exhibits and Reports on Form 8-K............................21

      (a)Exhibits.

              10 Material Contracts.

              27 Financial Data Schedule.

      (b)Reports on Form 8-K.

Signature...............................................................22

                       COACH USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31  JUNE 30,
                                                                        1997       1998
                                                                    ----------- ----------
                                                                               (Unaudited)
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................   $   3,648    $   7,217
     Accounts receivable, net of allowance of $3,663 and $4,153 ..      43,346       59,827
     Inventories .................................................      22,490       29,049
     Notes receivable, current portion ...........................       4,138        4,602
     Prepaid expenses and other current assets ...................      24,219       30,037
                                                                     ---------    ---------
         Total current assets ....................................      97,841      130,732

PROPERTY AND EQUIPMENT, net ......................................     395,800      523,130
NOTES RECEIVABLE, net of allowance of $500 and $500 ..............       8,906       10,081
GOODWILL, net ....................................................     145,576      223,098
OTHER ASSETS, net ................................................      17,747       19,343
                                                                     ---------    ---------
         Total assets ............................................   $ 665,870    $ 906,384
                                                                     =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term obligations .................   $  12,012    $  10,618
     Current maturities of convertible subordinated notes ........        --          4,165
     Accounts payable and accrued liabilities ....................      91,140      122,766
                                                                     ---------    ---------
         Total current liabilities ...............................     103,152      137,549

LONG-TERM OBLIGATIONS, net of current maturities .................     158,752      197,924
SENIOR SUBORDINATED NOTES ........................................     150,000      150,000
CONVERTIBLE SUBORDINATED NOTES, net of current maturities ........      52,300       58,505
DEFERRED INCOME TAXES ............................................      41,111       51,860
                                                                     ---------    ---------
         Total liabilities .......................................     505,315      595,838
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par, 500,000 shares authorized,
        1 share issued and outstanding ...........................        --           --
     Common stock $.01 par, 100,000,000 shares
        authorized, 21,817,918 and
        25,259,147 shares issued and
        outstanding, respectively ................................         218          253
     Additional paid-in capital ..................................     121,534      254,154
     Cumulative translation adjustment ...........................        (479)        (581)
     Retained earnings ...........................................      39,282       56,720
                                                                     ---------    ---------
         Total stockholders' equity ..............................     160,555      310,546
                                                                     ---------    ---------
         Total liabilities and stockholders' equity ..............   $ 665,870    $ 906,384
                                                                     =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          COACH USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA )
                                     (UNAUDITED)

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                             -----------------------   ----------------------
                                                1997         1998         1997         1998
                                              --------     --------      ------       ------
REVENUES .................................   $ 138,712    $ 196,653    $ 235,244    $ 346,636
OPERATING EXPENSES .......................     100,059      139,931      177,018      257,911
                                             ---------    ---------    ---------    ---------
      Gross profit .......................      38,653       56,722       58,226       88,725
GENERAL AND ADMINISTRATIVE EXPENSES ......      16,151       21,382       27,865       40,196
AMORTIZATION EXPENSES ....................         817        1,633        1,343        3,072
ACQUISITION RELATED COSTS ................         255         --            394         --
                                             ---------    ---------    ---------    ---------
      Operating income ...................      21,430       33,707       28,624       45,457

INTEREST EXPENSE .........................       4,484        8,425        8,683       16,170
                                             ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS ...................      16,946       25,282       19,941       29,287
PROVISION FOR INCOME TAXES ...............       7,028        9,860        8,346       11,422
                                             ---------    ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEMS ........       9,918       15,422       11,595       17,865
EXTRAORDINARY ITEMS, net of income taxes .        (280)        (339)        (399)        (427)
                                             ---------    ---------    ---------    ---------
NET INCOME ...............................   $   9,638    $  15,083    $  11,196    $  17,438
                                             =========    =========    =========    =========

BASIC EARNINGS PER COMMON SHARE:
   INCOME BEFORE EXTRAORDINARY ITEMS .....   $     .47    $     .65    $     .55    $     .78
   EXTRAORDINARY ITEMS ...................        (.02)        (.01)        (.02)        (.02)
                                             ---------    ---------    ---------    ---------

   NET INCOME ............................   $     .45    $     .64    $     .53    $     .76
                                             =========    =========    =========    =========

DILUTED EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE:
   INCOME BEFORE EXTRAORDINARY ITEMS .....   $     .45    $     .61    $     .53    $     .74
   EXTRAORDINARY ITEMS ...................        (.01)        (.01)        (.01)        (.01)
                                             ---------    ---------    ---------    ---------

   NET INCOME ............................   $     .44    $     .60    $     .52    $     .73
                                             =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          COACH USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (AMOUNTS IN THOUSANDS)

                                                       COMMON STOCK           ADDITIONAL   CUMULATIVE                      TOTAL
                                                    ------------------         PAID-IN     TRANSLATION      RETAINED   STOCKHOLDERS'
                                                    SHARES      AMOUNT         CAPITAL     ADJUSTMENT       EARNINGS      EQUITY
                                                    ------        ----        --------        -----         --------     ---------
BALANCE AT DECEMBER 31, 1996 ....................   20,901        $209        $105,576        $(209)        $  8,694     $ 114,270
   Issuance of Common Stock:
     Acquisition of Purchased Companies .........      596           6          12,385         --               --          12,391
     Exercise of stock options ..................      119           1           2,509         --               --           2,510
   Equity of acquired companies treated as
     Immaterial Poolings-of-Interest ............      197           2             378         --                396           776
   S Corporation dividends paid by
     certain Pooled Companies ...................     --           --             --           --             (1,216)       (1,216)
   Other ........................................        5         --              686         (270)            --             416
   Net income ...................................     --           --             --           --             31,408        31,408
                                                    ------        ----        --------        -----         --------     ---------

BALANCE AT DECEMBER 31, 1997 ....................   21,818         218         121,534         (479)          39,282       160,555
   Issuance of Common Stock:
     Acquisition of Purchased Companies .........      247           2           5,258         --               --           5,260
     Exercise of stock options and warrants .....      211           3           5,781         --               --           5,784
     Conversion of convertible subordinated notes      683           7          23,158         --               --          23,165
     Proceeds from sale of Common Stock .........    2,300          23          98,423         --               --          98,446
   Other ........................................     --           --             --           (102)            --            (102)
   Net income ...................................     --           --             --           --             17,438        17,438
                                                    ------        ----        --------        -----         --------     ---------
BALANCE AT JUNE 30, 1998 (unaudited) ............   25,259        $253        $254,154        $(581)        $ 56,720     $ 310,546
                                                    ======        ====        ========        =====         ========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            COACH USA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)
                                      (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ---------------------
                                                               1997         1998
                                                             -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................   $  11,196    $  17,438
   Adjustments to reconcile net income to net cash
      provided by operating activities --
         Depreciation and amortization .................      15,272       23,695
         Gain on sale of assets ........................        (570)        (286)
         Deferred income tax provision .................       4,671        6,858
         Changes in operating assets and liabilities,
            net of effect of Purchased Companies --
            Accounts receivable, net ...................      (2,920)     (13,563)
            Inventories ................................      (1,792)      (7,729)
            Prepaid expenses and other current assets ..      (4,991)      (3,164)
            Accounts payable and accrued liabilities ...      13,935       10,681
            Other ......................................      (5,537)        (717)
                                                           ---------    ---------
               Net cash provided by operating activities      29,264       33,213

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .................     (69,866)     (79,908)
   Proceeds from sales of property and equipment .......       7,319        3,491
   Cash consideration paid for Purchased Companies,
    net of cash acquire ................................     (36,656)     (55,050)
   Increase in notes receivable ........................      (2,538)      (1,692)
                                                           ---------    ---------
               Net cash used in investing activities ...    (101,741)    (133,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations .........     (89,595)     (98,423)
   Proceeds from issuance of long-term obligations .....     161,358       97,810
   Proceeds from issuance of Common Stock ..............         420      104,230
   Other ...............................................          57         --
                                                           ---------    ---------
               Net cash provided by financing activities      72,240      103,617

EFFECT OF EXCHANGE RATE CHANGES ........................        (201)        (102)
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        (438)       3,569

CASH AND CASH EQUIVALENTS, beginning of period .........       4,723        3,648
                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ...............   $   4,285    $   7,217
                                                           =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid for interest ...........................   $   9,029    $  15,555
      Cash paid for income taxes .......................         829        7,859
      Assets acquired under capital leases .............       6,921         --
      Convertible subordinated notes issued
       for Purchased Companies .........................      22,080       33,535


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

     In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering, six established businesses. Through June 30, 1998, the Company has acquired additional businesses. Of these additional businesses acquired, 22 were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note 5).

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

NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income from operations. The Company has adopted SFAS No. 130 effective January 1, 1998. For the six months ended June 30, 1997 and 1998, the only component of other comprehensive income was unrealized gains (losses) on foreign currency translation. Comprehensive income for the six months ended June 30, 1997 and 1998 was $11.0 million and $17.3 million, respectively.

3.   NET INCOME PER COMMON SHARE

   Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended June 30, 1997 and 1998 are illustrated below (in thousands):

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                        --------------------  ------------------
                                                            1997      1998      1997      1998
                                                          -------   --------   ------    ------
Net income:
   Net income for basic earnings per share -
      income available to common stockholder ..........   $ 9,638   $15,083   $11,196   $17,438
   Effect of convertible subordinated notes under the
      "if converted" method - interest expense addback,
      net of taxes ....................................       299       394       289       789
                                                          -------   -------   -------   -------
   Net income for diluted earnings per share - income
      available to common stockholders ................   $ 9,937   $15,477   $11,485   $18,227
                                                          =======   =======   =======   =======

Weighted average shares:
   Weighted average shares outstanding for
      basic earnings per share ........................    21,329    23,703    21,188    22,868
   Effect of dilutive stock options and warrants ......       370       836       401       736
   Effect of convertible subordinated notes under
      the "if converted" method - weighted average
      convertible shares issuable .....................     1,148     1,389       634     1,441
                                                          -------   -------   -------   -------
   Weighted average shares outstanding for diluted
      earnings per share ..............................    22,847    25,928    22,223    25,045
                                                          =======   =======   =======   =======

4.   LONG TERM OBLIGATIONS

     In August 1998, the Company amended and restated its credit agreement. The credit agreement, as amended, provides for a revolving credit facility totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facility, in addition to fully subordinated debt. The revolving credit facility consists of two tranches. Tranche "A" is a $300 million credit facility that matures in August 2001, at which time all amounts then outstanding become due. Tranche "B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facility are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facility is secured by substantially all of the assets of the Company and matures in August 2001, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.25%, both as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of June 30, 1998, the Company had a total of $208.5 million outstanding under the revolving and other outside credit facilities and had utilized $16.4 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $155.1 million under the revolving and other outside credit facilities.

CONVERTIBLE SUBORDINATED NOTES

     As of June 30, 1998, the Company had outstanding $62.7 million of convertible subordinated notes issued to certain former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The notes bear interest at a weighted average interest rate of 4.66% and are convertible by the holder into shares of Common Stock at any time after one year of issuance. In conjunction with an offering of the Company's Common Stock completed in May 1998, certain noteholders converted

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

approximately $21.2 million of convertible subordinated notes into approximately 612,000 shares of Common Stock.

SECONDARY OFFERING OF COMMON STOCK

     During the second quarter of 1998, the Company completed the sale of 2,300,000 shares of Common Stock in a secondary public offering. The proceeds from the offering of $98.4 million, net of underwriters' commissions and other expenses, were used to repay amounts owed under the credit facility.

5.   BUSINESS COMBINATIONS

POOLINGS

     During 1997, the Company acquired all of the outstanding stock of sixteen companies in exchange for approximately 3,900,000 shares of Common Stock. These acquisitions have been accounted for as poolings- of-interests and the results of operations of these companies are included for all periods presented herein. The prior periods presented have not been restated for three of these companies, the Immaterial Pooled Companies. There were no acquisitions completed during the six months ended June 30, 1998 which were accounted for as poolings-of-interests.

PURCHASES

     During 1997, the Company acquired twenty businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $64.6 million in cash, net of cash acquired, approximately 595,000 shares of the Company's Common Stock and $33.8 million in subordinated notes convertible into approximately 905,000 shares of Common Stock. The accompanying condensed consolidated balance sheet as of June 30, 1998, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $109.4 million, representing the excess of the purchase price over the fair value of the net assets acquired.

     During the six months ended June 30, 1998, the Company acquired additional businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $55.0 million in cash, net of cash acquired, approximately 247,000 shares of the Company's Common Stock and $33.5 million in subordinated notes convertible into approximately 647,000 shares of Common Stock. The accompanying condensed consolidated balance sheet as of June 30, 1998, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $74.5 million, representing the excess of the purchase price over the fair value of the net assets acquired.

     The PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS below includes the historical financial statement data of the Company (including the Pooled Companies) for all periods presented, the Immaterial Pooled Companies from the beginning of the fiscal quarter in which they were acquired, and the Purchased Companies since the date of their respective acquisition. In addition, the data below gives pro forma effect to
(i) certain reductions in salaries and benefits to the former owners of the Pooled Companies which were agreed to in connection with the acquisition of the Pooled Companies, (the "Compensation Differential"); (ii) certain tax adjustments related to the taxation of certain Pooled

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

Companies as S Corporations prior to the consummation of the acquisitions; (iii) the tax impact of the Compensation Differential in each period; and (iv) the elimination of non-recurring costs associated with certain acquisitions accounted for as poolings-of-interests. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and also gives effect to the acquisition of the Purchased Companies as if those acquisitions occurred on January 1, 1997, and gives further pro forma effect to (i) the Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill,
(iii) interest expense attributable to cash expended and convertible subordinated notes issued in connection with the acquisition of the Purchased Companies, (iv) an adjustment to record interest expense and debt issuance costs related to the Senior Subordinated Notes issued in June 1997, as if the notes had been outstanding for all periods presented, (v) an adjustment to record the interest savings related to the paydown of debt from proceeds of the secondary offering of Common Stock completed in May 1998, as if the offering had been completed at the beginning of all periods presented, and (vi) income tax adjustments attributable to the above adjustments (in thousands, except per share data).

     PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS:

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                     --------------------
                                                       1997         1998
                                                     -------      -------
                                                           (unaudited)
           Revenues ................................ $235,244    $346,636
           Income before extraordinary items .......   12,416      17,865
           Diluted income per share before
             extraordinary items ...................     0.57        0.74

     PRO FORMA FOR PURCHASED COMPANIES:
                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                     --------------------
                                                       1997         1998
                                                     -------      -------
                                                           (unaudited)
          Revenues ................................. $333,418    $363,842
          Income before extraordinary items.........   13,473      20,020
          Diluted income per share before
            extraordinary items.....................     0.54        0.77

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

REGULATORY MATTERS

     The Surface Transportation Board (STB) must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of August 14, 1998, the STB had approved or exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through March 1998. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the acquisitions completed after March 1998 or future acquisitions.

ESTIMATED INSURANCE CLAIMS PAYABLE

     The primary casualty risks in the Company's operations are bodily injury and property damage to third parties and workers' compensation. The Company has commercial liability insurance policies that provide coverage by the insurance company, subject to deductibles ranging from $5,000 to $250,000. The Company is consolidating its insurance coverages under a program which provides for deductibles ranging from $100,000 to $250,000. As such, any claim within the deductible per incident would be the financial obligation of the Company.

     The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through June 30, 1998. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

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

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    COACH       GUARANTOR    NONGUARANTOR
                                                   USA, INC.   SUBSIDIARIES  SUBSIDIARIES ELIMINATION CONSOLIDATED
                                                 -----------  -------------  ------------ ----------- ------------
            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ....................   $    --      $  8,440   $  (1,223)   $            $   7,217
   Accounts receivable, net of allowance ........        --        54,827       5,000                    59,827
   Inventories ..................................        --        27,434       1,615                    29,049
   Notes receivable, current portion ............        --         4,602        --                       4,602
   Prepaid expenses and other current assets ....        --        28,578       1,459                    30,037
                                                    ---------    --------   ---------    ---------    ---------

      Total current assets ......................        --       123,881       6,851         --        130,732

   PROPERTY & EQUIPMENT, net ....................        --       506,676      16,454                   523,130
   NOTES RECEIVABLE, net of allowance ...........        --        10,081        --                      10,081
   GOODWILL, net ................................        --       214,515       8,583                   223,098
   INTERCOMPANY & INVESTMENTS
      IN SUBSIDIARIES ...........................     619,491        --          --       (619,491)        --
   OTHER ASSETS, net ............................       6,892      11,903         548                    19,343
                                                    ---------    --------   ---------    ---------    ---------

      Total assets ..............................   $ 626,383    $867,056   $  32,436    $(619,491)   $ 906,384
                                                    =========    ========   =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations ..   $    --      $    535   $  10,083    $            $  10,618
   Current maturities of convertible
      subordinated notes ........................        --         4,165        --                       4,165
   Accounts payable and accrued liabilities .....       7,937     107,968       6,861                   122,766
                                                    ---------    --------   ---------    ---------    ---------

      Total current liabilities .................       7,937     112,668      16,944         --        137,549

LONG-TERM OBLIGATIONS, net of current
   maturities ...................................     157,900     578,984       9,143     (548,103)     197,924
SENIOR SUBORDINATED NOTES .......................     150,000        --          --                     150,000
CONVERTIBLE SUBORDINATED NOTES,
   net of current maturities ....................        --        58,505        --                      58,505
DEFERRED INCOME TAXES ...........................        --        49,103       2,757                    51,860
                                                    ---------    --------   ---------    ---------    ---------

      Total liabilities .........................     315,837     799,260      28,844     (548,103)     595,838

STOCKHOLDERS' EQUITY:
   Preferred stock ..............................        --          --          --           --           --
   Common stock .................................         253          80           5          (85)         253
   Additional paid-in capital ...................     254,154      55,442       1,668      (57,110)     254,154
   Cumulative translation adjustment ............        (581)       --          (581)         581         (581)
   Retained earnings ............................      56,720      12,274       2,500      (14,774)      56,720
                                                    ---------    --------   ---------    ---------    ---------

      Total stockholders' equity ................     310,546      67,796       3,592      (71,388)     310,546
                                                    ---------    --------   ---------    ---------    ---------

      Total liabilities and stockholders' equity.     626,383   $ 867,056    $ 32,436    $(619,491)   $ 906,384
                                                    =========    ========   =========    =========    =========

                       COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                 (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            COACH     GUARANTOR    NONGUARANTOR
                                          USA, INC.  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                         ----------  ------------  ------------  ------------  ------------
REVENUES ...............................   $   --      $ 328,717    $ 17,919      $            $346,636

OPERATING EXPENSES .....................       --        241,405      16,506                    257,911
                                           --------    ---------    --------      ---------    --------

   Gross profit ........................       --         87,312       1,413           --        88,725

GENERAL AND ADMINISTRATIVE EXPENSES ....         30       38,627       1,539                     40,196
AMORTIZATION EXPENSE ...................        702        2,236         134                      3,072
ACQUISITION RELATED EXPENSES ...........       --           --          --             --          --
                                           --------    ---------    --------      ---------    --------

   Operating income ....................       (732)      46,449        (260)          --        45,457

INTEREST EXPENSE .......................       --         15,405         765                     16,170
EQUITY IN INCOME OF SUBSIDIARIES .......     18,170         --          --          (18,170)       --
                                           --------    ---------    --------      ---------    --------

INCOME BEFORE TAXES AND
   EXTRAORDINARY ITEMS .................     17,438       31,044      (1,025)       (18,170)     29,287

PROVISION FOR INCOME TAXES .............       --         11,812        (390)                    11,422
                                           --------    ---------    --------      ---------    --------

INCOME BEFORE EXTRAORDINARY ITEMS ......     17,438       19,232        (635)       (18,170)     17,865

EXTRAORDINARY ITEMS, net of income taxes       --           (427)       --                         (427)
                                           --------    ---------    --------      ---------    --------

NET INCOME..............................     17,438    $  18,805    $   (635)     $ (18,170)   $ 17,438
                                           ========    =========    ========      =========    ========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           COACH     GUARANTOR    NONGUARANTOR
                                                          USA, INC.  SUBSIDIARIES SUBSIDIARIES ELIMINATION  CONSOLIDATED
                                                        -----------  ------------ ------------ -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................   $  17,438    $  18,805    $  (635)    $(18,170)   $  17,438
  Adjustments to reconcile net income--
    Depreciation and amortization .....................         702       21,968      1,025                    23,695
    Equity in income of subsidiaries ..................     (18,170)        --         --         18,170         --
    Gain on sale of assets ............................        --           (276)       (10)                     (286)
    Deferred income tax provision .....................        --          6,976       (118)                    6,858
    Changes in operating assets and liabilities, net of
      effect of Purchased Companies --
      Accounts receivable, net ........................        --        (11,860)    (1,703)                  (13,563)
      Inventories .....................................        --         (7,585)      (144)                   (7,729)
      Prepaid expenses and other current assets .......        --         (3,351)       187                    (3,164)
      Accounts payable and accrued liabilities ........         373        9,347        961                    10,681
      Other ...........................................         270       (1,377)       380                      (717)
                                                          ---------    ---------    -------    ---------    ---------

        Net cash used in operating activities .........         613       32,647        (47)        --         33,213

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment .................        --        (76,990)    (2,918)                  (79,908)
  Proceeds from sales of property and equipment .......        --          2,669        822                     3,491
  Cash consideration paid for Purchased Companies, net      (55,050)        --         --                     (55,050)
  Increase in notes receivable ........................        --         (1,692)      --                      (1,692)
                                                          ---------    ---------    -------    ---------    ---------

        Net cash used in investing activities .........     (55,050)     (76,013)    (2,096)        --       (133,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Intercompany activity ...............................    (136,021)     136,021       --                       --
  Principal payments on long-term obligations .........        --        (97,261)    (1,162)                  (98,423)
  Proceeds from issuance of long-term obligations .....      95,848         --        1,962                    97,810
  Proceeds from issuance of Common Stock ..............     104,230         --         --                     104,230
                                                          ---------    ---------    -------    ---------    ---------

        Net cash provided by financing activities .....      64,057       38,760        800         --        103,617

EFFECT OF EXCHANGE RATE CHANGES .......................        --           --         (102)        --           (102)
                                                          ---------    ---------    -------    ---------    ---------

NET INCREASE (DECREASE) IN CASH .......................       9,620       (4,606)    (1,445)        --          3,569

CASH AND CASH EQUIVALENTS,
  beginning of period .................................      (9,620)      13,046        222         --          3,648
                                                          ---------    ---------    -------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ..............   $    --      $   8,440    $(1,223)   $    --      $   7,217
                                                          =========    =========    =======    =========    =========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --
                                   (CONTINUED)



8.   SUBSEQUENT EVENTS

     Subsequent to June 30, 1998, the Company acquired additional motorcoach businesses in acquisitions accounted for as purchases. Combined consideration for these acquisitions consisted of approximately $114.6 million in cash, approximately 32,000 shares of Common Stock and $29.0 million in subordinated notes.

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

     In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering, six established businesses. Through June 30, 1998, the Company has acquired additional businesses. Of these additional businesses acquired, 22 were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies".

     The Company continues to realize savings by consolidating certain general, administrative and purchasing functions and reducing insurance expenses. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's corporate management. Neither these savings nor the costs associated therewith for the periods prior to the date of the respective acquisitions have been included in the financial information discussed below. As such, historical results may not be comparable to, or indicative of, future performance.

     The Company's motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts and other agreements to provide motorcoach services. Taxicab operation revenues are derived from fees and other services charged to independent taxicab operators. Operating expenses consist primarily of salaries and benefits for motorcoach drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and direct tour expenses. General and administrative expenses consist primarily of management and administrative salaries and benefits, marketing, communications and professional fees.

RESULTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                    --------------------   -------------------
                                                        1997      1998       1997       1998
                                                       ------    ------     ------     ------
Revenues .........................................   $138,712   $196,653   $235,244   $346,636
Operating Expenses ...............................    100,059    139,931    177,018    257,911
                                                     --------   --------   --------   --------
Gross Profit .....................................     38,653     56,722     58,226     88,725
General and Administrative Expenses ..............     16,151     21,382     27,865     40,196
Amortization Expense .............................        817      1,633      1,343      3,072
Acquisition Related Costs ........................        255       --          394       --
Interest Expense .................................      4,484      8,425      8,683     16,170
                                                     --------   --------   --------   --------
Income Before Income Taxes and Extraordinary Items     16,946     25,282     19,941     29,287
Provision for Income Taxes .......................      7,028      9,860      8,346     11,422
                                                     --------   --------   --------   --------
Income Before Extraordinary Items ................   $  9,918   $ 15,422   $ 11,595   $ 17,865
                                                     ========   ========   ========   ========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The historical results above include the results of the Pooled Companies, in all periods presented, and the Purchased Companies from their respective dates of acquisition.

HISTORICAL RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO 1998

     Revenues increased by 41.8% and 47.4% to $196.7 million and $346.6 million for the three and six months ended June 30, 1998. The increase in revenues was largely due to the incremental revenues of certain Purchased Companies acquired in 1997 and 1998 of $44.8 million and $84.2 million, respectively, and additional revenues of approximately $5.1 million and $10.2 million, respectively, related to the expansion of transit services with the remaining increase attributable to continued internal growth in the charter, tour and taxicab operations.

     Operating expenses increased 39.8% and 45.7% to $139.9 million and $257.9 million for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies in 1997 and 1998 and the overall increase in operations throughout the Company, partially offset by savings in the Company's insurance and parts buying programs.

     General and administrative expenses increased 32.4% and 44.3% to $21.4 million and $40.2 million for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997. The increase in general and administrative expenses was primarily due to the acquisition of the Purchased Companies in 1997 and 1998 and the additional costs of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

     Interest expense increased $3.9 million and $7.5 million for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997, due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies in 1997 and 1998, and the incremental effect of the higher interest rate on the Company's senior subordinated notes issued in June 1997.

     Net income before extraordinary items increased during the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997, primarily due to the acquisitions of the Purchased Companies and the effects of increased purchasing power on lowering certain costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $33.2 million for the six months ended June 30, 1998. Capital expenditures during the period, net of trade-ins and proceeds from sales of property and equipment, totaled $76.4 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions.

     In August 1998, the Company amended and restated its credit agreement. The credit agreement, as amended, provides for a revolving credit facility totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facility, in addition to fully subordinated debt. The revolving credit facility consists of two tranches. Tranche "A" is a $300 million credit facility that matures in August 2001, at which time all amounts then outstanding become due. Tranche "B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facility are to be used for working capital, capital expenditures and acquisitions,

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

including refinancing of indebtedness related to acquisitions. The facility is secured by substantially all of the assets of the Company and matures in August 2001, at which time all amounts then outstanding become due. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.25%, both as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facility. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of August 14, 1998, the Company had a total of $335.5 million outstanding under the revolving and other outside credit facilities and had utilized $16.4 million of the facility for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $153.1 million under the revolving and other outside credit facilities.

     During the second quarter of 1998, the Company completed the sale of 2,300,000 shares of Common Stock in a secondary public offering. The proceeds from the offering of $98.4 million, net of underwriters' commissions and other expenses, were used to repay amounts owed under the credit facility. In addition, certain noteholders converted approximately $21.2 million of convertible subordinated notes previously issued in connection with certain acquisitions, resulting in the issuance of approximately 612,000 additional shares of Common Stock.

     Subsequent to June 30, 1998, the Company acquired additional motorcoach businesses in acquisitions accounted for as purchases. Combined consideration for these acquisitions consisted of approximately $114.6 million in cash, approximately 32,000 shares of Common Stock and $29.0 million in subordinated notes.

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

YEAR 2000 ISSUES

     Some of the existing operating and financial computer systems utilized by the Company at its operating subsidiaries will need to be modified or replaced by the Company or its vendors to increase the date field or make other modifications to reflect the upcoming change in the century. If such replacements and modifications are not made, the currently identified operating subsidiaries may experience temporary problems with certain date critical functions. Management believes that any temporary disruptions would not be material to the Company's overall business or results of operations. The Company is developing a plan to address these issues and, at this time, does not believe the cost of remediation will have a material impact on the Company's overall business or results of operations. However, as a result of the Company's ongoing acquisition program, the Company's assessment of potential Year 2000 issues is not complete. As such, there can be no assurance that the systems of newly acquired companies, vendors and other third party relationships on which the Company may rely will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant by another company would not have a material adverse effect on the Company's business or results of operations.

                                COACH USA, INC.
                          PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

        None.

Item 2. CHANGES IN SECURITIES.

        The following information relates to securities of the Company issued or sold by the Company during the three months ended June 30, 1998.

        In connection with the acquisition of certain Purchased Companies completed during the three months ended June 30, 1998, the Company issued subordinated notes convertible into approximately 442,000 shares of Common Stock to certain former owners of these businesses.

        The foregoing transactions were effected without registration of the relevant security under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its annual meeting of stockholders in Houston, Texas on June 4, 1998. The following sets forth matters submitted to a vote of the stockholders:

        (a) The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated May 1, 1998, for terms expiring at the 2001 annual stockholders' meeting or until their successors have been elected and qualified - Class II
              Directors: Richard H. Kristinik and Paul M. Verrochi.

              Every Director was elected by a vote of 18,053,667 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 222,810 shares withheld. The balance of the Company's Board of Directors includes Messrs. Steven S. Harter, Gerald Mercadante and John Mercadante, Jr. whose terms expire at the 1999 annual stockholders' meeting or until their successors have been elected or qualified and Messrs. Frank P. Gallagher, Lawrence K. King and William J. Lynch whose terms expire at the 2000 annual stockholders' meeting or until their successors have been elected or qualified.

        (b) The stockholders approved the Amended and Restated 1996 Long-Term Incentive Plan ("Plan") by a vote of 11,100,280 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 5,210,202 shares voted against, 7,560 shares abstaining. The Plan increased the amount of the aggregate number of shares of Common Stock available for grant from 15% to 18% of the shares of Common Stock outstanding. The Plan was renamed the "1998 Long-Term Incentive Plan."

        (c) The stockholders ratified the appointment of Arthur Andersen LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 1998, by a vote of 18,260,828 shares, being more than a majority of the outstanding shares of Common Stock of the Company, with 10,788 shares voted against, 3,260 shares abstaining.

        Proposals of stockholders to be included in the Company's proxy statement and form of proxy relating to the Company's 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the Company's principal executive offices no later than January 1, 1999, and must otherwise comply with the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company may exercise discretionary voting authority with respect to any stockholder proposal submitted for consideration at the Company's 1999 Annual Meeting of Stockholders and not included in the Company's proxy statement and form of proxy unless notice of such proposal (i) is received by the Secretary of the Company no later than March 17, 1999, and (ii) is accompanied by a written statement as required by Rule 14a-4 under the Exchange Act.

Item 5. OTHER INFORMATION.

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            10 - Material Contracts - August 1998 Amended and Restated Credit
                 Agreement *

            27 - Financial Data Schedule.

        (b) Reports on Form 8-K.

            None.

            * To be filed by Ammendment

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COACH USA, INC.



Dated: August 14, 1998
                                             By:    LAWRENCE K. KING
                                             Name:  Lawrence K. King
                                             Title: Senior Vice President and
                                                    Chief Financial Officer