Form 10-Q
period 1998-09-30
COACH USA INC
filed 1998-11-16
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1998 or

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

         Yes [X]           No [ ]

         The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 6, 1998 was 25,398,570.

                                 COACH USA, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements

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


     Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 16

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities.......................................... 19

         (c)  Recent Issuance of Unregistered Securities.

     Item 5 - Other Information.............................................. 19

         Changes in Board of Directors.

     Item 6 - Exhibits and Reports on Form 8-K............................... 19

         (a)  Exhibits.

                    10 - Material Contracts.

                    27 - Financial Data Schedule.

         (b) Reports on Form 8-K.

Signature.................................................................... 21

                        COACH USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                                             1997           1998
                                                                                         -----------    -----------
                                                                                                        (Unaudited)
                                         ASSETS

CURRENT ASSETS:
        Cash and cash equivalents....................................................$         3,648    $    11,506
        Accounts receivable, net of allowance of $3,663 and $5,083 ...................        43,346         78,199
        Inventories ..................................................................        22,490         29,640
        Notes receivable, current portion ............................................         4,138          4,933
        Prepaid expenses and other current assets ....................................        24,219         35,371
                                                                                         -----------    -----------
              Total current assets ...................................................        97,841        159,649

PROPERTY AND EQUIPMENT, net ..........................................................       395,800        582,246
NOTES RECEIVABLE, net of allowance of $500 and $500 ..................................         8,906         21,645
GOODWILL, net ........................................................................       145,576        405,834
OTHER ASSETS, net ....................................................................        17,747         25,010
                                                                                         -----------    -----------
              Total assets...........................................................$       665,870    $ 1,194,384
                                                                                         ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term obligations..................................$        12,012    $    11,933
        Current maturities of convertible subordinated notes .........................          --           12,415
        Accounts payable and accrued liabilities .....................................        91,140        159,843
                                                                                         -----------    -----------
              Total current liabilities ..............................................       103,152        184,191

LONG-TERM OBLIGATIONS, net of current maturities .....................................       158,752        375,694
SENIOR SUBORDINATED NOTES ............................................................       150,000        150,000
CONVERTIBLE SUBORDINATED NOTES, net of current maturities ............................        52,300         84,100
DEFERRED INCOME TAXES ................................................................        41,111         64,167
                                                                                         -----------    -----------
              Total liabilities ......................................................       505,315        858,152
                                                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock $.01 par, 500,000 shares authorized, 1 share issued
           and outstanding ...........................................................          --             --
        Common stock $.01 par, 100,000,000 shares authorized, 21,817,918 and
           25,398,070 shares issued and outstanding, respectively ....................           218            254
        Additional paid-in capital ...................................................       121,534        258,413
        Cumulative translation adjustment ............................................          (479)          (831)
        Retained earnings ............................................................        39,282         78,396
                                                                                         -----------    -----------
              Total stockholders' equity .............................................       160,555        336,232
                                                                                         -----------    -----------
              Total liabilities and stockholders' equity.............................$       665,870    $ 1,194,384
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

                        COACH USA, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                 ----------------------------          ----------------------------
                                                                    1997               1998               1997               1998
                                                                 ---------          ---------          ---------          ---------
REVENUES ...............................................         $ 157,109          $ 232,916          $ 392,353          $ 579,552
OPERATING EXPENSES .....................................           111,547            161,777            288,565            419,388
                                                                 ---------          ---------          ---------          ---------
         Gross profit ..................................            45,562             71,139            103,788            160,164
GENERAL AND ADMINISTRATIVE EXPENSES ....................            16,592             22,929             44,457             63,426
AMORTIZATION EXPENSE ...................................             1,037              2,513              2,380              5,586
ACQUISITION RELATED COSTS ..............................               524               --                  918               --
                                                                 ---------          ---------          ---------          ---------
         Operating income ..............................            27,409             45,697             56,033             91,152

INTEREST EXPENSE .......................................             6,861              9,979             15,544             26,149
                                                                 ---------          ---------          ---------          ---------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEMS .................................            20,548             35,718             40,489             65,003
PROVISION FOR INCOME TAXES .............................             7,929             13,930             16,275             25,352
                                                                 ---------          ---------          ---------          ---------
INCOME BEFORE EXTRAORDINARY ITEMS ......................            12,619             21,788             24,214             39,651
EXTRAORDINARY ITEMS, net of income taxes ...............              (203)              (111)              (602)              (537)
                                                                 ---------          ---------          ---------          ---------
NET INCOME .............................................         $  12,416          $  21,677          $  23,612          $  39,114
                                                                 =========          =========          =========          =========

BASIC EARNINGS PER COMMON SHARE:
     INCOME BEFORE EXTRAORDINARY ITEMS .................         $     .59          $     .86          $    1.14          $    1.67
     EXTRAORDINARY ITEMS ...............................              (.01)              --                 (.03)              (.02)
                                                                 ---------          ---------          ---------          ---------

     NET INCOME ........................................         $     .58          $     .86          $    1.11          $    1.65
                                                                 =========          =========          =========          =========

DILUTED EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE:
     INCOME BEFORE EXTRAORDINARY ITEMS .................         $     .56          $     .81          $    1.10          $    1.58
     EXTRAORDINARY ITEMS ...............................              (.01)              --                 (.03)              (.02)
                                                                 ---------          ---------          ---------          ---------

     NET INCOME ........................................         $     .55          $     .81          $    1.07          $    1.56
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

                        COACH USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                COMMON STOCK        ADDITIONAL CUMULATIVE                  TOTAL
                                                             --------------------    PAID-IN   TRANSLATION   RETAINED  STOCKHOLDERS'
                                                              SHARES     AMOUNT      CAPITAL    ADJUSTMENT   EARNINGS    EQUITY
                                                             --------   ---------   ---------   ---------    --------- ------------
BALANCE AT DECEMBER 31, 1996 ............................      20,901   $     209   $ 105,576   $    (209)   $   8,694    $ 114,270
    Issuance of Common Stock:
       Acquisition of Purchased Companies ...............         596           6      12,385        --           --         12,391
       Exercise of stock options ........................         119           1       2,509        --           --          2,510
    Equity of acquired companies treated as Immaterial
       Poolings-of-Interest .............................         197           2         378        --            396          776
    S Corporation dividends paid by certain Pooled
       Companies ........................................        --          --          --          --         (1,216)      (1,216)
    Other ...............................................           5        --           686        (270)        --            416
    Net income ..........................................        --          --          --          --         31,408       31,408
                                                            ---------   ---------   ---------   ---------    ---------    ---------

BALANCE AT DECEMBER 31, 1997 ............................      21,818         218     121,534        (479)      39,282      160,555
    Issuance of Common Stock:
       Acquisition of Purchased Companies ...............         331           3       7,906        --           --          7,909
       Exercise of stock options and warrants ...........         266           3       7,392        --           --          7,395
       Conversion of convertible subordinated notes .....         683           7      23,158        --           --         23,165
       Proceeds from sale of Common Stock ...............       2,300          23      98,423        --           --         98,446
    Other ...............................................        --          --          --          (352)        --           (352)
    Net income ..........................................        --          --          --          --         39,114       39,114
                                                            ---------   ---------   ---------   ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 1998 (unaudited) ...............      25,398   $     254   $ 258,413   $    (831)   $  78,396    $ 336,232
                                                            =========   =========   =========   =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                                 ----------------------
                                                                                                     1997         1998
                                                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..............................................................................   $   23,612    $  39,114
     Adjustments to reconcile net income to net cash
         provided by operating activities -
              Depreciation and amortization ..................................................      24,799       39,026
              Gain on sale of assets .........................................................      (2,041)      (1,816)
              Deferred income tax provision ..................................................       7,002        9,267
              Changes in operating assets and liabilities, net of effect of
                 Purchased Companies -
                  Accounts receivable, net ...................................................     (11,118)     (24,263)
                  Inventories ................................................................      (5,261)      (8,257)
                  Prepaid expenses and other current assets ..................................     (10,315)      (6,305)
                  Accounts payable and accrued liabilities ...................................       9,211       (5,162)
                  Other ......................................................................      (6,437)        (470)
                                                                                                 ---------    ---------
                      Net cash provided by operating activities ..............................      29,452       41,134
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment .....................................................     (83,687)    (107,529)
     Proceeds from sales of property and equipment ...........................................      30,799       21,642
     Cash consideration paid for Purchased Companies, net of cash acquired ...................     (47,879)    (186,711)
     Increase in notes receivable ............................................................     (22,482)     (13,587)
                                                                                                 ---------    ---------
                      Net cash used in investing activities ..................................    (123,249)    (286,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term obligations .............................................     (69,714)    (119,770)
     Proceeds from issuance of long-term obligations .........................................     164,993      267,190
     Proceeds from issuance of Common Stock ..................................................       1,224      105,841
     Other ...................................................................................        (551)        --
                                                                                                 ---------    ---------
                      Net cash provided by financing activities ..............................      95,952      253,261

EFFECT OF EXCHANGE RATE CHANGES ..............................................................        (220)        (352)
                                                                                                 ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................................       1,935        7,858

CASH AND CASH EQUIVALENTS, beginning of period ...............................................       3,570        3,648
                                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, end of period.....................................................   $    5,505    $  11,506
                                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
         Cash paid for interest..............................................................   $   13,215    $  29,478
         Cash paid for income taxes ..........................................................         829       13,199
         Assets acquired under capital leases ................................................       6,921         --
         Convertible subordinated notes and other notes issued for Purchased Companies .......      26,205       68,068

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

       In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering, six established businesses. Through September 30, 1998, the Company has acquired additional passenger ground transportation businesses. Of these additional businesses acquired, 22 were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note 5).

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

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


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

NEW ACCOUNTING PRONOUNCEMENTs

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income from operations. The Company has adopted SFAS No. 130 effective January 1, 1998. For the nine months ended September 30, 1997 and 1998, the only component of other comprehensive income was unrealized gains (losses) on foreign currency translation. Comprehensive income for the nine months ended September 30, 1997 and 1998 was $23.4 million and $38.8 million, respectively.

3.     NET INCOME PER COMMON SHARE

    Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 1997 and 1998 are illustrated below (in thousands):

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

                                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                            ------------------  ------------------
                                                               1997      1998      1997      1998
                                                             -------   -------   -------   -------
Net income:
     Net income for basic earnings per share -
         income available to common stockholders .........   $12,416   $21,677   $23,612   $39,114
     Effect of convertible subordinated notes under the
         "if converted" method - interest expense addback,
         net of taxes ....................................       331       489       813     1,295
                                                             -------   -------   -------   -------
     Net income for diluted earnings per share - income
         available to common stockholders ................   $12,747   $22,166   $24,425   $40,409
                                                             =======   =======   =======   =======

Weighted average shares:
     Weighted average shares outstanding for
         basic earnings per share ........................    21,555    25,288    21,312    23,684
     Effect of dilutive stock options and warrants .......       376       525       401       669
     Effect of convertible subordinated notes under
         the "if converted" method - weighted average
         convertible shares issuable .....................     1,256     1,621     1,060     1,515
                                                             -------   -------   -------   -------
     Weighted average shares outstanding for diluted
         earnings per share ..............................    23,187    27,434    22,773    25,868
                                                             =======   =======   =======   =======

4.     LONG TERM OBLIGATIONS

     In August 1998, the Company amended and restated its credit agreement. The credit agreement provides for revolving credit facilities totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facilities, in addition to fully subordinated debt. The revolving credit facilities consist of two tranches. Tranche "A" is a $300 million credit facility that matures in August 2001, at which time all amounts then outstanding become due. Tranche"B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facilities are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facilities are secured by substantially all of the assets of the Company. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.25%, as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facilities. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of September 30, 1998, the Company had a total of $387.6 million outstanding under the revolving and other outside credit facilities and had utilized $16.8 million of the facilities for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $100.6 million under the revolving and other outside credit facilities.

CONVERTIBLE SUBORDINATED NOTES

       As of September 30, 1998, the Company had outstanding $96.5 million of convertible subordinated and other subordinated notes issued to certain former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The notes bear interest at a weighted average interest rate of 4.76% and are convertible by the holder into shares of Common Stock at any time after one year of

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

issuance. In conjunction with an offering of the Company's Common Stock completed in May 1998, certain noteholders converted approximately $21.2 million of convertible subordinated notes into approximately 612,000 shares of Common Stock.

SECONDARY OFFERING OF COMMON STOCK

       During the second quarter of 1998, the Company completed the sale of 2,300,000 shares of Common Stock in a secondary public offering. The proceeds from the offering of $98.4 million, net of underwriters' commissions and other expenses, were used to repay amounts owed under the credit facility.

5.     BUSINESS COMBINATIONS

POOLINGS

       During 1997, the Company acquired all of the outstanding stock of sixteen companies in exchange for approximately 3,900,000 shares of Common Stock. These acquisitions have been accounted for as poolings- of-interests and the results of operations of these companies are included for all periods presented herein. The prior periods presented have not been restated for three of these companies, the Immaterial Pooled Companies. There were no acquisitions completed during the nine months ended September 30, 1998 which were accounted for as poolings-of-interests.

PURCHASES

       During 1997, the Company acquired twenty businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $64.6 million in cash, net of cash acquired, approximately 596,000 shares of the Company's Common Stock and $33.8 million in subordinated notes convertible into approximately 905,000 shares of Common Stock. The accompanying condensed consolidated balance sheet as of September 30, 1998, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $109.4 million, representing the excess of the purchase price over the fair value of the net assets acquired.

       During the nine months ended September 30, 1998, the Company acquired additional businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $186.7 million in cash, net of cash acquired, approximately 331,000 shares of the Company's Common Stock, $49.6 million in subordinated notes convertible into approximately 985,000 shares of Common Stock, and $18.4 million of other subordinated notes payable. The accompanying condensed consolidated balance sheet as of September 30, 1998, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $234.3 million, representing the excess of the purchase price over the fair value of the net assets acquired.

       The PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS below includes the historical financial statement data of the Company (including the Pooled Companies) for all periods presented, the Immaterial Pooled Companies from the beginning of the fiscal quarter in which they were acquired, and the Purchased Companies since the date of their respective acquisition. In addition, the data below gives pro forma effect to (i) certain reductions in salaries and benefits to the former owners of the Pooled Companies which were agreed to in connection with the acquisition of the Pooled Companies, (the

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

"Compensation Differential"); (ii) certain tax adjustments related to the taxation of certain Pooled Companies as S Corporations prior to the consummation of the acquisitions; (iii) the tax impact of the Compensation Differential in each period; and (iv) the elimination of non-recurring costs associated with certain acquisitions accounted for as poolings-of-interests. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and also gives effect to the acquisition of the Purchased Companies as if those acquisitions occurred on January 1, 1997, and gives further pro forma effect to (i) the Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill, (iii) interest expense attributable to cash expended and convertible subordinated notes issued in connection with the acquisition of the Purchased Companies, (iv) an adjustment to record interest expense and debt issuance costs related to the Senior Subordinated Notes issued in June 1997, as if the notes had been outstanding for all periods presented, (v) an adjustment to record the interest savings related to the repayment of debt from proceeds of the secondary offering of Common Stock completed in May 1998, as if the offering had been completed at the beginning of all periods presented, and (vi) income tax adjustments attributable to the above adjustments (in thousands, except per share data).

PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER
ADJUSTMENTS:


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997        1998
                                                          ---------  ----------
                                                               (unaudited)
Revenue ................................................   $392,353   $579,552
Income before extraordinary items ......................     26,018     39,651
Diluted earnings per share before extraordinary items ..       1.18       1.58

       PRO FORMA FOR PURCHASED COMPANIES:
                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                             1997        1998
                                                          ---------  ----------
                                                               (unaudited)
Revenue ................................................   $634,118   $683,059
Income before extraordinary items ......................     27,857     41,808
Diluted earnings per share before extraordinary items ..       1.09       1.57

       The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company, the Pooled Companies and the Purchased Companies been combined at the beginning of the periods presented.

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

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

REGULATORY MATTERS

       The Surface Transportation Board (STB) must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of November 6, 1998, the STB had approved or exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through July 1998. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the acquisitions completed after July 1998 or future acquisitions.

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

       The accrued insurance claims payable represents management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through September 30, 1998. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

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

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                COACH       GUARANTOR    NONGUARANTOR
                                                               USA, INC.   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                             -----------    -----------   -----------    -----------    -----------
                  ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...........................   $      --      $    11,568   $       (62)   $      --      $    11,506
     Accounts receivable, net of allowance ...............          --           72,414         5,785           --           78,199
     Inventories .........................................          --           28,316         1,324           --           29,640
     Notes receivable, current portion ...................          --            4,933          --             --            4,933
     Prepaid expenses and other current assets ...........          --           33,101         2,270           --           35,371
                                                             -----------    -----------   -----------    -----------    -----------

         Total current assets ............................          --          150,332         9,317           --          159,649

     PROPERTY & EQUIPMENT, net ...........................          --          564,933        17,313           --          582,246
     NOTES RECEIVABLE, net of allowance ..................          --           21,645          --             --           21,645
     GOODWILL, net .......................................          --          397,048         8,786           --          405,834
     INTERCOMPANY & INVESTMENTS
         IN SUBSIDIARIES .................................       800,927           --            --         (800,927)          --
     OTHER ASSETS, net ...................................         6,968         17,483           559           --           25,010
                                                             -----------    -----------   -----------    -----------    -----------

         Total assets ....................................   $   807,895    $ 1,151,441   $    35,975    $  (800,927)   $ 1,194,384
                                                             ===========    ===========   ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term obligations .........   $      --      $     1,648   $    10,285    $      --      $    11,933
     Current maturities of convertible
         subordinated notes ..............................          --           12,415          --             --           12,415
     Accounts payable and accrued liabilities ............         6,263        148,229         5,351           --          159,843
                                                             -----------    -----------   -----------    -----------    -----------

         Total current liabilities .......................         6,263        162,292        15,636           --          184,191

LONG-TERM OBLIGATIONS, net of current
     maturities ..........................................       315,400        716,619        11,245       (667,570)       375,694
SENIOR SUBORDINATED NOTES ................................       150,000           --            --             --          150,000
CONVERTIBLE SUBORDINATED NOTES,
     net of current maturities ...........................          --           84,100          --             --           84,100
DEFERRED INCOME TAXES ....................................          --           60,456         3,711           --           64,167
                                                             -----------    -----------   -----------    -----------    -----------

         Total liabilities ...............................       471,663      1,023,467        30,592       (667,570)       858,152

STOCKHOLDERS' EQUITY:
     Preferred stock .....................................          --             --            --             --             --
     Common stock ........................................           254             86             5            (91)           254
     Additional paid-in capital ..........................       258,413         78,917         1,668        (80,585)       258,413
     Cumulative translation adjustment ...................          (831)          --            (831)           831           (831)
     Retained earnings ...................................        78,396         48,971         4,541        (53,512)        78,396
                                                             -----------    -----------   -----------    -----------    -----------

         Total stockholders' equity ......................       336,232        127,974         5,383       (133,357)       336,232
                                                             -----------    -----------   -----------    -----------    -----------

         Total liabilities and stockholders' equity ......   $   807,895    $ 1,151,441   $    35,975    $  (800,927)   $ 1,194,384
                                                             ===========    ===========   ===========    ===========    ===========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              COACH         GUARANTOR      NONGUARANTOR
                                                             USA, INC.     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ---------       ---------       ---------      ---------      ---------
REVENUES .............................................      $    --         $ 547,565       $  31,987      $    --        $ 579,552

OPERATING EXPENSES ...................................           --           393,460          25,928           --          419,388
                                                            ---------       ---------       ---------      ---------      ---------

     Gross profit ....................................           --           154,105           6,059           --          160,164

GENERAL AND ADMINISTRATIVE EXPENSES ..................             36          61,093           2,297           --           63,426
AMORTIZATION EXPENSE .................................          1,111           4,273             202           --            5,586
ACQUISITION RELATED COSTS ............................           --              --              --             --             --
                                                            ---------       ---------       ---------      ---------      ---------

     Operating income ................................         (1,147)         88,739           3,560           --           91,152

INTEREST EXPENSE .....................................           --            24,933           1,216           --           26,149
EQUITY IN INCOME OF SUBSIDIARIES .....................         40,261            --              --          (40,261)          --
                                                            ---------       ---------       ---------      ---------      ---------

INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEMS .............................         39,114          63,806           2,344        (40,261)        65,003

PROVISION FOR INCOME TAXES ...........................           --            24,414             938           --           25,352
                                                            ---------       ---------       ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY ITEMS ....................         39,114          39,392           1,406        (40,261)        39,651

EXTRAORDINARY ITEMS, net of income taxes .............           --              (537)           --             --             (537)
                                                            ---------       ---------       ---------      ---------      ---------

NET INCOME ...........................................      $  39,114       $  38,855       $   1,406      $ (40,261)     $  39,114
                                                            =========       =========       =========      =========      =========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       COACH      GUARANTOR   NONGUARANTOR
                                                                     USA, INC.   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                                     ---------    ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................   $  39,114    $  38,855    $   1,406    $ (40,261)   $  39,114
   Adjustments to reconcile net income -
      Depreciation and amortization ..............................       1,111       36,406        1,509         --         39,026
      Equity in income of subsidiaries ...........................     (40,261)        --           --         40,261         --
      Gain on sale of assets .....................................        --         (1,603)        (213)        --         (1,816)
      Deferred income tax provision ..............................        --          8,582          685         --          9,267
      Changes in operating assets and liabilities, net of
        effect of Purchased Companies -
         Accounts receivable, net ................................        --        (22,033)      (2,230)        --        (24,263)
         Inventories .............................................        --         (8,476)         219         --         (8,257)
      Prepaid expenses and other current assets ..................        --         (5,676)        (629)        --         (6,305)
         Accounts payable and accrued liabilities ................      (1,301)      (3,251)        (610)        --         (5,162)
         Other ...................................................         194         (920)         256         --           (470)
                                                                     ---------    ---------    ---------    ---------    ---------

            Net cash provided by operating activities ............      (1,143)      41,884          393         --         41,134

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ...........................        --       (102,932)      (4,597)        --       (107,529)
   Proceeds from sales of property and equipment .................        --         17,624        4,018         --         21,642
   Cash consideration paid for Purchased Companies, net ..........    (186,506)        --           --           --       (186,711)
   Increase in notes receivable ..................................        --        (13,587)        --           --        (13,587)
                                                                     ---------    ---------    ---------    ---------    ---------

            Net cash used in investing activities ................    (186,711)     (98,895)        (579)        --       (286,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Intercompany activity .........................................    (164,506)     164,506         --           --           --
   Principal payments on long-term obligations ...................        --       (108,973)     (10,797)        --       (119,770)
   Proceeds from issuance of long-term obligations ...............     256,139         --         11,051         --        267,190
   Proceeds from issuance of Common Stock ........................     105,841         --           --           --        105,841
                                                                     ---------    ---------    ---------    ---------    ---------

           Net cash provided by financing activities .............     197,474       55,533          254         --        253,261

EFFECT OF EXCHANGE RATE CHANGES ..................................        --           --           (352)        --           (352)
                                                                     ---------    ---------    ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH ..................................       9,620       (1,478)        (284)        --          7,858

CASH AND CASH EQUIVALENTS,
   beginning of period ...........................................      (9,620)      13,046          222         --          3,648
                                                                     ---------    ---------    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .........................   $    --      $  11,568    $     (62)   $    --      $  11,506
                                                                     =========    =========    =========    =========    =========

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

       In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering, six established businesses. Through September 30, 1998, the Company has acquired additional businesses. Of these additional businesses acquired, 22 were accounted for as poolings-of-interests and are referred to herein as the "Pooled Companies." The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies"

       The Company continues to realize savings by consolidating certain general, administrative and purchasing functions and reducing insurance expenses. These savings are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's corporate management. Neither these savings nor the costs associated therewith for the periods prior to the date of the respective acquisitions have been included in the financial information discussed below. As such, historical results may not be comparable to, or indicative of, future performance.

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

RESULTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ------------------------        ------------------------
                                                                  1997           1998            1997            1998
                                                               --------        --------        --------        --------
Revenues ...............................................       $157,109        $232,916        $392,353        $579,552
Operating Expenses .....................................        111,547         161,777         288,565         419,388
                                                               --------        --------        --------        --------
Gross Profit ...........................................         45,562          71,139         103,788         160,164
General and Administrative Expenses ....................         16,592          22,929          44,457          63,426
Amortization Expense ...................................          1,037           2,513           2,380           5,586
Acquisition Related Costs ..............................            524            --               918            --
Interest Expense .......................................          6,861           9,979          15,544          26,149
                                                               --------        --------        --------        --------
Income Before Income Taxes and Extraordinary Items .....         20,548          35,718          40,489          65,003
Provision for Income Taxes .............................          7,929          13,930          16,275          25,352
                                                               --------        --------        --------        --------
Income Before Extraordinary Items ......................       $ 12,619        $ 21,788        $ 24,214        $ 39,651
                                                               ========        ========        ========        ========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


       The historical results above include the results of the Pooled Companies, in all periods presented, and the Purchased Companies from their respective dates of acquisition.

HISTORICAL RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO 1998

       Revenues increased by 48.3% and 47.7% to $232.9 million and $579.6 million for the three and nine months ended September 30, 1998. The increase in revenues was largely due to the incremental revenues of certain Purchased Companies acquired in 1997 and 1998 of $63.0 million and $147.8 million, respectively, and additional revenues of approximately $5.0 million and $15.2 million, respectively, related to the expansion of transit services with the remaining increase attributable to continued internal growth in the charter, tour and taxicab operations.

       Operating expenses increased 45.0% and 45.3% to $161.8 million and $419.4 million for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies in 1997 and 1998 and the overall increase in operations throughout the Company, partially offset by savings in the Company's insurance and parts buying programs and lower fuel prices.

     General and administrative expenses increased 38.2% and 42.7% to $22.9 million and $63.4 million for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997. The increase in general and administrative expenses was primarily due to the acquisition of the Purchased Companies in 1997 and 1998 and the additional costs of the corporate management group required to execute the acquisition program and to manage the consolidated group of companies.

       Interest expense increased $3.1 million and $10.6 million for the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies in 1997 and 1998, and the incremental effect of the higher interest rate on the Company's senior subordinated notes issued in June 1997.

       Net income before extraordinary items increased during the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997, primarily due to the acquisitions of the Purchased Companies and the effects of increased purchasing power on lowering certain operating costs.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities was $41.1 million for the nine months ended September 30, 1998. Capital expenditures during the period, net of trade-ins and proceeds from sales of property and equipment, totaled $85.9 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions.

       In August 1998, the Company amended and restated its credit agreement. The credit agreement provides for revolving credit facilities totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facilities, in addition to fully subordinated debt. The revolving credit facilities consist of two tranches. Tranche "A" is a $300 million credit facility that matures in August

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

2001, at which time all amounts then outstanding become due. Tranche "B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facilities are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facilities are secured by substantially all of the assets of the Company. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.25%, as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facilities. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of November 6, 1998, the Company had a total of $367.5 million outstanding under the revolving and other outside credit facilities and had utilized $16.8 million of the facilities for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $120.7 million under the revolving and other outside credit facilities.

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

                                 COACH USA, INC.
                           PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS.

               None.

Item 2.    CHANGES IN SECURITIES.

               The following information relates to securities of the Company issued or sold by the Company during the three months ended September 30, 1998.

               In connection with the acquisition of certain Purchased Companies completed during the three months ended September 30, 1998, the Company issued subordinated notes convertible into approximately 338,000 shares of Common Stock to certain former owners of these businesses.

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

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

               None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

Item 5.    OTHER INFORMATION.

               Following the 1998 Annual Meeting of Stockholders held on June 4, 1998, the Board of Directors of the Company elected Frank V. Atlee as a Class II director, with his term expiring at the 2001 annual stockholders meeting. Mr. Atlee is a non-employee director.

               Effective October 13, 1998, the Board of Directors of the Company elected Barnett Rukin as a Class II director, with his term expiring at the 2001 annual stockholders meeting. Mr. Rukin is an employee of the Company. Mr. Rukin was previously a principal stockholder in the Short Line Group of Companies, which were approved for acquisition by the Company on October 13, 1998.

               Effective November 2, 1998, the Board of Directors of the Company accepted the resignation of Richard H. Kristinik as Chairman of the Board and Chief Executive Officer and elected Lawrence K. King, formerly Senior Vice President and Chief Financial Officer, to such positions. Mr. Kristinik will remain a member of the Board of Directors.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits.

                                 COACH USA, INC.
                    PART II - OTHER INFORMATION - (CONTINUED)


               10   - Material Contracts - August 1998 Amended and Restated
                       Credit Agreement.

               27   - Financial Data Schedule.

         (b)   Reports on Form 8-K.

               None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Coach USA, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       COACH USA, INC.



Dated: November 12, 1998
       By:                                       LAWRENCE K. KING
                                                 --------------------------
       Name:                                     Lawrence K. King
       Title:                                    Chief Executive Officer