Form 10-K
period 1998-12-31
COACH USA INC
filed 1999-03-19
CIK 1011147

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NO.: 0-28056

                                 COACH USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                           76-0496471
       (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)        IDENTIFICATION NUMBER)

                            ONE RIVERWAY, SUITE 500
                            HOUSTON, TEXAS 77056-1921
                                 (713) 888-0104
   (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                              WHICH REGISTERED
 Common Stock, $.01 par value                       New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of March 17, 1999, the aggregate market value of the 23,685,765 shares of the registrant's common stock held by non-affiliates of the registrant was $615,829,890 based on the $26.00 last sale price of the registrant's common stock on the New York Stock Exchange on that date.

   As of March 17, 1999, 25,426,940 shares of the registrant's common stock were issued and outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission not later than 120 days following December 31, 1998.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                               TABLE OF CONTENTS


Item 1.  Business............................................................1
   Industry Overview.........................................................1
   Services Provided.........................................................2
      Motorcoach Services....................................................2
      Taxicab Services.......................................................4
   Business Strategy.........................................................4
   Acquisitions..............................................................5
   Operations................................................................6
   Maintenance...............................................................7
   Sales and Marketing.......................................................7
   Competition...............................................................9
   Regulation................................................................9
   Environmental Matters....................................................11
   Trademarks...............................................................11
   Drivers and Other Personnel..............................................11
   Risk Management..........................................................12

Item 2.  Properties.........................................................13

Item 3.  Legal Proceedings..................................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Market for Our Common Equity and Related Stockholder Matters.......15

Item 6.  Selected Financial Data............................................16

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................18

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.........28

Item 8.  Financial Statements and Supplementary Data........................29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................59

Items 10 to 13 inclusive....................................................59

Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.........................................................60

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Coach USA, Inc. is the largest provider of motorcoach charter, tour and sightseeing services and one of the largest non-municipal providers of commuter and transit motorcoach services in the United States. We also provide airport ground transportation, paratransit, taxicab and other related passenger ground transportation services. We conduct operations throughout the United States and Canada with operating locations in over 120 cities. We operate approximately 9,500 motorcoaches, taxicabs and other high occupancy vehicles which transported passengers across more than 250 million miles in 1998. We believe that we have one of the most modern motorcoach fleets in the industry, with 50% of our fleet being less than five years old. Our taxicab services include dispatching and related services to a fleet of approximately 3,300 vehicles, which are either owned by or leased to independent contractor drivers.

     The Company was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. From the initial public offering in May 1996 through the end of 1997, we acquired over 45 motorcoach and taxicab businesses. During 1998, we acquired over 25 motorcoach and taxicab businesses.

     Our strategy is to continue to (1) enhance our position in our current markets with new or expanded services, (2) develop new operations in new markets, (3) pursue additional strategic acquisitions, (4) capitalize on synergies and economies of scale available to us, and (5) add additional initiatives to support further internal growth.

     As used in this Form 10-K, the terms "Coach," "Company," "we" and "our" refer to Coach USA, Inc. and its subsidiaries unless the context indicates otherwise. This Form 10-K may contain forward-looking statements. With respect to such statements, you should refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward-Looking Statements" which identifies important factors that could cause actual results to differ materially from those in forward-looking statements.

INDUSTRY OVERVIEW

     The motorcoach industry is highly fragmented with approximately 5,000 motorcoach operators. Management believes that these companies collectively generated in excess of $20 billion in revenues in 1998. Management also believes that the airport ground transportation, taxicab and paratransit services industries are similarly fragmented and collectively generated more than $5 billion in revenues in 1998. The motorcoach industry in the United States can be broadly divided into three types of services: (1) recreation and excursion (charter, tour and sightseeing); (2) commuter and transit (including outsourcing and privatization contracts); and (3) regularly scheduled intercity service. We operate extensively in the first two categories, and to a lesser degree in the third category.

     We believe that there will be increasing demand for our services for a broad range of customers based on a number of factors, including:

   o GROWTH IN THE TRAVEL AND TOURISM INDUSTRY. Travel and tourism is one of the faster growing industries in the United States as resident travel within the United States continues to increase. Nationwide charter users include large organizations such as AAA and AARP, and convention organizers. As the population of the United States continues to age, we believe more people will find motorcoach touring an attractive, low cost alternative to travel by automobile. In addition, motorcoach travel continues to be a popular way for foreign tourists to travel in the United States.

   o CONTINUED PRIVATIZATION. We believe state and local governments will continue to privatize capital intensive operations, such as commuter and transit services, and ancillary services, such as paratransit services required under the Americans with Disabilities Act. We believe that the movement toward privatization will result primarily from decreases in federal funds available to subsidize operations and increases in the capital cost of acquiring equipment.

   o CONTINUED OUTSOURCING. Many hotels, casinos, rental car companies, colleges and other institutions operate large motorcoach fleets and other high occupancy vehicles to service their employees, clients, guests, students and other customers. We believe these entities will continue to look for opportunities to outsource these non-core activities as a means to better manage their capital and operating resources and to improve their profits.

   o INCREASING TRAFFIC CONGESTION IN METROPOLITAN AREAS. Traffic congestion is increasing in cities across the country. This trend should increase our opportunities to provide motorcoach commuter and transit services. We believe that the fuel efficiency, the flexibility and the low capital cost of motorcoaches and other high occupancy vehicles will make them increasingly viable alternatives to the high cost of widening existing roads or establishing or expanding other transit and commuter systems, such as subways and commuter trains.

   o INCREASING TRAFFIC CONGESTION AT AIRPORTS. Increased traffic congestion and a shortage of convenient parking are problems at many airports around the country. The congestion is due in part to an absence of a coordinated effort to provide seamless transportation between planes and motorcoaches or other modes of ground transportation, causing many passengers to continue to use private automobiles for local or regional travel to and from airports. We believe that motorcoaches, vans and other high occupancy vehicles as well as taxicabs can alleviate a portion of this congestion and address the shortage of convenient parking at many airports.

   o CONTINUED USE OF TAXICABS. Travelers continue to rely on taxicabs as a means of transportation upon arrival at airports and in moving about at their final destinations. By using taxis, travelers can avoid incurring the additional costs of renting and parking a car. Additionally, local commuters continue to use taxicabs as a means of transportation because they do not own a car or they wish to avoid driving in congested areas.

SERVICES PROVIDED

MOTORCOACH SERVICES

   RECREATION AND EXCURSION

     o CHARTER AND TOUR SERVICES. Charter services are provided on a fixed daily rate, based on mileage and hours of operation. We offer both daily and long-term charter and tour arrangements (as long as 30 days) with various levels of luxury and price. We have arrangements with tour agencies to provide various levels of service and equipment for agent-sponsored and organized tours. Under these arrangements, we contract with tour agencies to provide the motorcoach and driver at a fixed daily rate. To increase equipment utilization, we also regularly offer shorter charter service to various social groups or other organizers for transportation to events or specific destinations. In some instances, we organize our own tours and market them on a per passenger basis.

     o SIGHTSEEING. We provide per seat sightseeing services on a scheduled basis at an advertised or published price. Customers can make reservations for the tours or simply board on an "open-door" basis at scheduled locations. Payment is made by the customer, or through a travel agent or a hotel on a per seat basis. We use a network of hotel lobby ticket counters, hotel concierges and travel agents to sell our sightseeing tours.

     o AIRPORT SERVICE. We pick up passengers at airports in various cities and transport them to and from their hotel, casino, cruise ship or convention site. We use motorcoaches and other high occupancy vehicles to provide passenger ground transportation services to, from and between airports in certain cities in which we have operations. These services are provided on either a fixed schedule or on a demand basis. Customers can arrange for services through computerized reservations systems or through ticket purchases at a service desk at the airport.

     o SPECIALIZED DESTINATION ROUTE SERVICES. We provide specialized destination route services, including daily scheduled service to casinos in various gaming states including Connecticut, New Jersey, Louisiana, Nevada, Colorado and Mississippi. Luxury motorcoaches pick passengers up at specified locations. Customers are taken on an "open-door" basis or by reservation. Tickets are sold on a per seat basis through agents and at specified locations.

   COMMUTER AND TRANSIT SERVICES

     o COMMUTER SERVICES. In most of our commuter services, we service fixed routes on a daily basis. Most of these routes are owned (as a result of federal or state regular route authority) by one of our individual operating subsidiaries. Many of our motorcoaches that are dedicated to commuter service are owned by a state or municipal transit authority and provided to us at nominal rent or given by such authority to us to service a particular route. In all cases, we employ the drivers and operations personnel and we are responsible for maintenance of the equipment. We are paid through individual ticket purchases or through a fare box. Contracts with transit authorities for commuter service typically have one to three year terms and are periodically reviewed for rate and fare increases. Commuter service is provided daily.

     o OUTSOURCING CONTRACTS. We have agreements with various corporations, institutions and government entities to provide motorcoaches, drivers and equipment for their employees and customers. We believe that these entities look for opportunities to outsource non-core activities as a means to better manage their capital and operating revenues and improve their profits.

     o PRIVATIZATION TRANSIT CONTRACTS. In privatization transit contracts, we contract with a transit authority to service fixed routes on a daily basis. The route schedules are established by the transit authority. We operate dedicated equipment owned by us or by the transit authority. In each instance, we employ the drivers and operations personnel, and we are responsible for equipment maintenance. We are paid a fixed amount from the municipality based on number of miles or hours operated. Contracts for this service range in length from three to five years and are periodically reviewed for rate increases.

     o REGIONAL LINE RUNS. We perform motorcoach transportation services in certain limited regional areas of the country on a daily basis. The route schedules are established in advance to provide seamless ground transportation services to customers. We are generally paid for these services through individual tickets which are either presold or are purchased on the date we render service.

     o PARATRANSIT SERVICES. We contract with agencies of various counties that are responsible for coordinating the non-emergency transportation of medical aid patients. Following receipt of patient reservation schedules, we provide the scheduled services, usually through the use of independent contractor drivers, and invoice the county organization for the services provided. These contracts are generally on a multi-year basis and require that we meet certain performance standards.

TAXICAB SERVICES

     Our taxicab revenues are derived primarily from services provided to independent contractors that own or lease and operate vehicles under one of our trade names. The independent contractor drivers pay to us a weekly or daily fee for dispatching and use of the vehicle equipment, use of operating rights, charge account, contractual liability indemnity and other services. The independent contractor collects and retains the fares from the passenger. Fares charged to passengers are subject to municipal or state regulatory approval. In addition to the daily or weekly fee paid to us by the drivers for dispatching and other support services, we derive revenues through vehicle sales and financing services to drivers, maintenance, parts and labor provided to drivers and vehicle mini-billboard advertising.

     o RADIO DISPATCHED SERVICES. Radio dispatched services are provided primarily on a call-in basis. When a customer makes a request for service, the closest available vehicle is notified through our computer dispatching system. The driver of the identified vehicle accepts the trip and picks up the customer.

     o AIRPORT SERVICES. We provide taxicab services to passengers going to and coming from airports in certain municipalities. Most services are provided on a demand basis as passengers exit the airport and summon a taxicab at the airport cab station. Services for passengers traveling to the airport are provided through advance reservations.

BUSINESS STRATEGY

     Our objectives are to expand and enhance our position as the leading provider of motorcoach, airport ground transportation and taxicab services in the United States. We plan to achieve these goals by:

   o ACCELERATING INTERNAL GROWTH. We believe internal growth can be accelerated by:

        - COORDINATING SALES AND MARKETING PROGRAMS. We have begun to establish a focused effort to coordinate, when appropriate, sales and marketing programs among our subsidiaries as a means to expand our recreational and excursion business. In order to expand services to larger users of their services, our operating subsidiaries will continue to target travel and tour companies, national and international travel agencies and convention organizers, as well as organizations such as AAA, AARP and professional and amateur athletic teams. We are building a coordinated national and regional marketing structure to support and complement local marketing activities.

        - DEVELOPING PRIVATIZATION AND OUTSOURCING. We believe that the trend toward privatization and outsourcing will continue, as more transit authorities, colleges and other institutions, and businesses such as hotels, casinos, and rental car agencies that operate their own fleets decide to privatize or outsource non-core operations. During 1998, we added several new long-term contracts as municipalities privatized transit activities and corporations and other organizations outsourced non-core transportation operations. Examples of some of the new contracts in 1998 include employee shuttles for mining operations in Elko, Nevada, an employee shuttle at Newark airport, a transportation contract with the New York State Department of Corrections, and airport customer shuttles for three rental car companies in Providence, Rhode Island. In late 1998, we executed a contract to manage express bus service to residents of San Juan, Puerto Rico. In addition, several contracts already in place were expanded, such as the Los Angeles Department of Transportation contract to perform transit work in Los Angeles. In many cases, we are able to leverage off of existing facilities to service contracts, increasing our ability to be both competitive and profitable.

        - OFFERING A FULL RANGE OF SERVICES IN EACH MARKET. We intend to accelerate growth in each of the markets by adding complementary services, as appropriate, including motorcoach charter, tour and sightseeing, commuter and transit, airport ground transportation, paratransit and taxicab services. Many of the companies we acquire do not offer all of such services, and we believe they will benefit from the expertise of affiliated operations.

        - PURSUING ADVERTISING OPPORTUNITIES. In 1998, we entered into an agreement with Transportation Display Incorporated, or TDI, a subsidiary of Infinity Broadcasting, under which TDI obtains advertising clients, creates advertising materials and installs advertisements on our vehicles, and we receive a percentage of net advertising revenues. We intend to continue to pursue this and other advertising opportunities in the future.

   o EXPANDING THROUGH ACQUISITIONS. We intend to continue to pursue strategic acquisitions by:

        - ENTERING NEW GEOGRAPHIC MARKETS. We intend to expand into geographic markets we do not currently serve by acquiring well-established motorcoach and other passenger ground transportation service providers that are leaders in their regional markets.

        - EXPANDING EXISTING MARKETS. We plan to acquire additional motorcoach and other passenger ground transportation service providers in many of the markets in which we already operate, including acquisitions that either broaden the range of services we provide in that market or that expand the geographic scope of our operations in that market. We also plan to complete tuck-in acquisitions of smaller operations, which we believe will increase operating efficiencies without a proportionate increase in administrative costs and, in some instances, will broaden our range of services.

   o CAPITALIZING ON ECONOMIES OF SCALE. We intend to continue to capitalize on economies of scale by:

        - CENTRALIZING ADMINISTRATIVE FUNCTIONS. We believe that we will continue to have greater purchasing power, resulting in cost savings in areas such as equipment and parts, tires, insurance and financing. We have begun to realize cost savings through the consolidation of administrative functions such as accounting, safety and maintenance programs and risk management.

        - INCREASING OPERATING EFFICIENCIES. We have begun coordinating among the various operating subsidiaries to consolidate certain operations, eliminate redundant facilities and redeploy equipment. Examples of the operations we have consolidated include Houston, Philadelphia, Orlando and Las Vegas. We believe that there will continue to be opportunities to eliminate redundant facilities and redeploy equipment. Additionally, we expect to continue to benefit from increased equipment utilization among the various operating locations.

ACQUISITIONS

     Between the initial public offering in May 1996 and the end of 1997, we acquired over 45 motorcoach and taxicab businesses. During 1998, we acquired over 25 motorcoach and taxicab businesses. The major acquisitions in 1998 included the Short Line group of companies (including Gray Line New

York Tours), Wisconsin Coach Lines, Inc., Olympia Trails Bus Company, Inc., Orange, Newark, Elizabeth Bus, Inc., and Blue Bird Coach Lines, Inc.

     We believe that there are many attractive acquisition candidates in the motorcoach and passenger ground transportation services industry because of the highly fragmented nature of the industry, the industry participants' need for capital and their owners' desire for liquidity. We will continue a strategic acquisition program to consolidate and enhance our position in our current markets and to acquire operations in new markets.

     We believe that we can continue to successfully implement our acquisition program due to:

     o our strategy for creating a national company, which should enhance an acquired company's ability to compete in its local and regional market through an expansion of offered services, improved equipment utilization and lower operating costs;
     o  the additional capital available for new equipment;
     o the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power and economies of scale;
     o  our financial strength and visibility as a public company; and
     o our decentralized management strategy, which can in many cases enable an acquired company's management to remain involved in the operation of the company.

OPERATIONS

     The majority of our daily operations continue to be handled at the local subsidiary level. We will continue to maintain a decentralized operating structure with many support services delivered on a centralized basis. The growth in the number of operating subsidiaries and the growth in operations of existing subsidiaries will continue to require further coordination among management on a regional and national basis. At the direction of management, the operating subsidiaries coordinate and implement consolidation opportunities and other strategies to maximize equipment and facility utilization.

     Most of our locations have an operations center staffed by customer service personnel, fleet managers and dispatchers. All of our commuter and transit services and our sightseeing and specialized destination route services are operated with dedicated fleets of motorcoaches and drivers. Most fleets include back-up vehicles in case of equipment breakdown or higher passenger volume. When necessary, dispatchers can communicate necessary modifications in schedules to meet customer demand and increase utilization. Computerized dispatch services are an integral part of the daily support services provided to the independent contractor drivers in the taxicab business.

     Operations personnel schedule individual motorcoaches for recreation and excursion services as charter business is obtained. In many instances, we receive bookings for tours and charters well in advance which enables us to predict periods during which equipment utilization is likely to be low. When this occurs, we more actively solicit charter business in an effort to maintain equipment utilization or schedule alternative uses for our equipment, particularly during the winter months when tourism declines.

     We centralize certain administrative support activities, including information systems, employee benefits, risk management, insurance, finance and legal. We believe that by removing the burden and attention-diverting responsibility of administrative and support functions, the local management of the operating companies will be able to focus on pursuing new business opportunities and improving equipment utilization and yields.

     Our operations are concentrated around the population centers across the United States and Canada, with particular concentrations of operations in the New York City and New Jersey metropolitan area.

     We initiated and deployed several improvements in technology in 1998 including a wide area computer network to link all operating subsidiaries. The computer network incorporates an intranet e-mail and other communication functions. We believe the speed and efficiency with which employees can coordinate activities will aid productivity. In addition, in 1998 we deployed a Company-wide financial management application to better serve management with timely financial information.

MAINTENANCE

     Each of our motorcoach operating locations has a comprehensive preventive maintenance program for its equipment to minimize equipment downtime and prolong equipment life. This program includes (1) regular safety checks when a motorcoach returns to the terminal, (2) regular oil and filter changes, (3) lubrication, cooling system checks and wheel alignment on average every 6,000 to 12,000 miles, and (4) more extensive maintenance procedures at greater intervals. Generally, interiors of motorcoaches are cleaned and exteriors are washed on a daily basis.

     Repairs and maintenance are primarily performed at our various maintenance facilities. Most maintenance provided by outside facilities results from on-the-road breakdowns or involves major engine overhauls.

     To the extent economically and logistically practicable, we spread maintenance responsibilities and personnel among the operating locations. We expect this to decrease the percentage of maintenance costs incurred at outside shops and decrease total maintenance costs. We have begun to consolidate certain facilities which will enable us to eliminate redundant maintenance facilities where appropriate.

     We continue to replace older motorcoaches with newer equipment. In many instances replacement reduces maintenance costs because late model motorcoaches are more reliable and have better engine and power train warranties. When cost effective to do so, we relocate older motorcoaches to markets where they can be utilized. We intend to purchase most of our motorcoaches with standard component specifications, particularly engines and drive-trains, to reduce the complexity of maintenance and spare parts management. We have entered into leasing agreements for tires and other national contracts for supplies and materials on terms more favorable and consistent than previously available to the acquired companies individually. In late 1998, we acquired a maintenance and inventory purchasing system designed to add efficiency and decrease parts and supplies inventory. We plan to begin implementation of the system at all operating locations in 1999.

SALES AND MARKETING

   REACHING CUSTOMERS

     We have a broad customer base. No single customer accounted for more than 2% of our revenues in 1998. Management at our operating locations has been responsible for establishing and maintaining relationships with tour organizers, travel agencies and other regular users of charter and tour services as well as pursuing outsourcing and privatization opportunities. Most of the operating locations also have a sales staff that focuses primarily on obtaining specific charter and tour business.

     We believe opportunities exist to complement the existing local sales and marketing efforts with national programs. A vice president of marketing and sales was hired at the end of 1998 to build a coordinated national and regional marketing organization structure, support the local marketing activities, develop national programs, and develop brands for the various services we offer.

     We are focusing more attention on our many customer groups. We are conducting market research to better understand current and future needs of both passengers and intermediaries. Customer satisfaction programs are in pilot testing to measure the strength of our services and identify areas for improvement.

     We are building a national customer database to leverage our existing relationships in one geographic market to extend to other markets. We believe that we will be able to offer consistent, dependable, quality service in various metropolitan areas in the United States, and our customers will prefer to use Coach services throughout the country rather than dealing with numerous small motorcoach operators.

   MARKETING OUR SERVICES

     The principal means of marketing charter and tour services has been in travel directories, yellow pages and through direct mail or personal contact with customers included in each operating location's databases. We use ticket counters in hotel lobbies and concierges to market and promote sightseeing services. Typical customers include civic groups, schools, domestic and foreign tour organizers, destination management companies, meeting planners and travel agencies.

     Our specialized destination route services to casinos are promoted primarily by individual casinos. These casinos either pay us for the transportation or provide incentives to passengers we transport to the casino. In some instances, the casinos actively advertise these promotions in various media, such as newspapers, television and billboards. We provide motorcoach services in many of the top casino markets such as Connecticut, New Jersey, Louisiana, Nevada, Colorado and Mississippi.

     Our taxicab service operations utilize the yellow pages, billboards and signs on the taxicabs as the primary means of marketing services. The airport ground transportation services provided through high occupancy vehicles are sold on a per seat basis through agents at the airports and hotel pick up locations. We intend to develop a strong brand identity for our airport services in multiple locations and cross promote with the other transportation services we offer both locally and nationally.

     Contracts with counties and municipalities to provide commuter and transit and paratransit services are generally obtained through a competitive bidding process. In some instances where we are the existing provider, the county or municipality may elect to renegotiate our existing contract instead of putting the contract out for rebid. We believe that counties and municipalities consider quality of service, reliability and price to be the most important factors in awarding contracts, although other factors such as company image, financial stability, personnel policies and practices and total cost to the municipality and the public are also considered.

   THIRD-PARTY ADVERTISING

     We also make our vehicles available for advertising efforts by third parties. Acting like moving billboards, the wrapping of a large motorcoach makes an impressive ad for products of all kinds. We have taken a leadership role by becoming the first national charter company to offer vehicle advertising across the country. Several national companies have advertised on our motorcoaches. Our other vehicles, including taxis and shuttle vans, are good candidates for advertising.

   INTERNET ADVERTISING

     We will continue to develop our corporate internet website and to build on the websites established by many of our acquired businesses. Early results indicate many customers want to do business with us over the internet, and we are improving our technical capabilities to facilitate more customer interactions.

COMPETITION

     The portions of the motorcoach and ground transportation industry in which we operate are highly competitive, fragmented and served by numerous operators, most of which serve only a single area or region. Our competitors include (1) other operators of motorcoaches and other high occupancy and taxicab vehicles,
(2) rental car companies and, (3) to a more limited extent, airlines, Amtrak and commuter rail service providers, and companies involved in intercity runs including Greyhound. Some of our competitors, which vary depending on geographic region and the nature of the service provided, have greater financial, technical and marketing resources and generate greater revenues than we do in specific regions. The majority of our motorcoach competitors consist of small regional operators which have strong presences in their respective markets. We believe that as we continue to expand geographically, we may compete with additional national, regional and local transportation service providers.

     We believe that the principal competitive factors in the motorcoach industry are reliability, customer service and price, as well as equipment comfort and appearance. In addition, competition with respect to some services is limited in some locations by the difficulty in obtaining required state route authorizations. We believe that our ownership of certain route authorizations provides us with a competitive advantage in certain markets because of the relative difficulty of obtaining these authorizations.

     We compete for acquisition candidates. We believe that our decentralized management philosophy and operating strategies make us an attractive acquiror to other motorcoach and ground transportation companies. However, we cannot guarantee that our acquisition program will continue to be successful or that we will be able to compete effectively in our chosen markets.

REGULATION

     The United States Secretary of Transportation and three agencies within the United States Department of Transportation (the Surface Transportation Board, the Federal Highway Administration, and the Federal Transit Administration) regulate, to a limited extent, our interstate motorcoach operations. The Federal Highway Administration, or FHWA, requires our interstate motorcoach operators to register with that agency, to maintain minimum amounts of insurance and to operate in conformity with safety regulations. One or more of the regulatory bodies listed above requires our interstate motorcoach operators to adhere to driver qualification guidelines, to provide transportation service on reasonable request and to provide safe and adequate service and vehicles; however, none of the regulatory bodies regulates our interstate motorcoach fares, nor do they require our interstate motorcoach operators to file tariffs. The Surface Transportation Board, or STB, and the FHWA can impose civil penalties upon us for violations of applicable regulatory requirements; the FHWA may suspend, amend or revoke our motorcoach operator's registration for our operator's substantial failure to comply with applicable regulations; and the Federal Transit Administration, or FTA, can discontinue funding for some of our services if funding conditions are not met. We believe that we have conducted our operations in substantial compliance with applicable regulations, and we do not believe that ongoing compliance with such regulations will require us to make substantial capital expenditures.

     Federal regulatory authority preempts state and local governments from regulating the scheduling or rates of interstate or intrastate transportation provided by motorcoach operators on interstate routes. State and local regulation of interstate and intrastate charter bus transportation is also preempted. Federal preemption does not apply to commuter service or to the regulation by states of motorcoach safety, insurance, or highway route controls on vehicle size or weight.

     Certain states in which we operate, to the extent not preempted by federal law, still maintain strong regulatory control over safety, equipment and wholly intrastate routes. We derive a benefit where our operations have been granted authority (sometimes exclusive authority) to provide commuter service and scheduled intrastate service. Any benefit we currently derive from owning these authorities could be lost if there is any reduction in the regulatory controls of these states.

     Our motorcoach operating subsidiaries are currently subject to the United States Department of Transportation 1991 interim rules implementing the Americans with Disabilities Act. These rules apply to motorcoach operators providing services in so-called "over-the-road" buses, the type operated by our motorcoach operators providing scheduled and charter services. These rules generally require motorcoach operators to assist individuals with disabilities in boarding and disembarking and to train their personnel to provide this assistance. On September 28, 1998, the Department of Transportation issued more extensive rules for implementing the Americans with Disabilities Act by motorcoach operators operating "over-the-road" buses. The new rules will impose a variety of service obligations on motorcoach operators, including an obligation that becomes effective on October 30, 2001, to provide lift-equipped buses that meet all prescribed accessibility requirements for charter services on 48 hours advance request by a disabled passenger. The new rules will require in part that all "over-the-road" buses delivered on or after October 30, 2000, that are used for scheduled fixed route services be equipped with lifts and meet other design requirements so that they are more readily accessible to persons with disabilities. By October 29, 2012, all buses used by a motorcoach operator to provide scheduled fixed route services will need to meet these accessibility requirements.

     We have accessible buses and lift equipment in our current fleet of vehicles. To the extent accessible bus purchases are required for compliance with the new rules, we may incur increased capital expenditures for our operating subsidiaries that have extensive scheduled operations. However, presently we do not operate extensive scheduled fixed route services and the additional cost of an accessible equipped motorcoach is small compared to the overall purchase price of a motorcoach.

     The STB must approve or exempt any transaction in which a person that is not a regulated motorcoach operator, such as Coach, acquires control of two or more federally regulated interstate motorcoach operators. Since 1996, we have filed twenty-two requests with the STB seeking exemption or approval of transactions in which we would acquire control of federally-regulated motorcoach operators. The STB has exempted or approved each petition we have filed through August 1998 to control federally-regulated motorcoach operators. We currently have one acquisition awaiting the STB's final approval; however, we can not be assured we will obtain the STB's approval or exemption for control of this or any other acquisition of a federally-regulated motorcoach operator. The STB's actions serve to preempt the need to obtain the approval of any state for these control transactions. The approval or exemption received from the STB also exempts those motorcoach control transactions that might otherwise require prior federal antitrust review from requirements under the Hart-Scott-Rodino Antitrust Improvements Act.

     Our taxicab service operations are regulated at the state and/or local level. Local regulations focus on the number of vehicles that are authorized to provide taxicab services and whether new entries into the local marketplace will be granted authority to do business. These regulatory authorities also set and periodically review the maximum or stipulated fares that can be charged to passengers. These regulations may limit our ability to expand the size of our taxicab fleet or prevent fares from increasing in response to rising operating costs.

ENVIRONMENTAL MATTERS

     Maintenance facilities comprise some portion of the properties our operating companies lease and/or own. Operations in these maintenance facilities are subject to various federal, state and local environmental laws, including but not limited to the Water Pollution Control Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, and various state and local laws. Our operating facilities must comply with environmental reporting requirements and with environmental compliance requirements. The laws and the reporting and compliance requirements govern our vehicle emissions, our underground and aboveground fuel tanks and our storage, use and disposal of hazardous materials, including petroleum products, caused by our in-house maintenance and bus washing operations.

     Our operating companies may, at times, spill or accidentally release hazardous materials into the environment. We make expenditures to clean up environmental contamination, including releases and spills of petroleum products. In many instances, the former stockholders of companies we acquired are responsible for environmental contamination caused prior to our purchase of their companies.

     We have made and intend to make necessary expenditures to comply with applicable environmental reporting and compliance requirements as well as to comply generally with environmental laws. Such laws from time to time may require us to incur expenditures for pollution control devices, or to upgrade, remove or retrofit equipment used in our operations. We have also begun to implement an environmental compliance program at our facilities in an effort to prevent or reduce releases of hazardous materials.

TRADEMARKS

     We own several trademarks. The rights in the COACH USA trademark with the "flying C" logo have been continuously in effect since at least as early as May 14, 1996. This trademark is also registered in the U.S. Patent and Trademark Office and is pending registration in the Canadian Trademark Office. The rights in the EXPRESS SHUTTLE USA trademark and logo have been continuously in effect since at least as early as December 22, 1997. An application to register this mark is pending in the U.S. Patent and Trademark Office. Our trademarks are important to our developing national brand name recognition for COACH USA and EXPRESS SHUTTLE USA.

DRIVERS AND OTHER PERSONNEL

     As of December 31, 1998, we had approximately 12,450 employees. Of this total, approximately 8,000 were motorcoach drivers and approximately 1,550 were maintenance personnel. The balance includes administrative personnel, sales personnel, customer service personnel, fleet managers, dispatchers and safety and training personnel. Of these employees, approximately 8,450 are full-time employees. A majority of our motorcoach drivers are our employees, with the remainder provided pursuant to leasing arrangements. Our taxicab and paratransit services are primarily provided through independent contractor drivers that are not our employees.

     We have established motorcoach driver retention programs which seek to maintain a sufficient number of qualified drivers to handle passenger service. Each operating location historically had relatively minimal driver turnover among full-time drivers other than for sightseeing and tour services, where the need for motorcoach drivers varies seasonally. Safety and dependability of drivers are critical to our operations. Motorcoach drivers are required to comply with all applicable federal and state driver qualification and safety regulations, including hours of service and medical qualifications, and to hold a Commercial Driver's License issued in conformity with regulations of the Federal Highway Administration. Drivers are also subjected to drug and alcohol testing requirements imposed by the Federal Highway Administration, including random, reasonable suspicion and post-accident testing. Driver applicants are required to have significant driving experience and to pass medical examinations. Taxicab drivers are subject to laws and regulations governing driving records, appearance and presentation, which are monitored by local municipalities.

     As of December 31, 1998, several different unions, each through various local affiliations, represented approximately 3,600 of our employees, approximately 3,200 of whom were motorcoach drivers. We are a party to a number of different collective bargaining agreements which expire at various dates through 2002. In the last 10 years, the various operating companies have not experienced any significant work stoppages and we believe that relationships with union representatives and union employees are satisfactory.

RISK MANAGEMENT

   SAFETY

     We are dedicated to safe operations. We vigorously adhere to the FHWA and comparable state motor carrier safety rules, including rules concerning safe motor vehicle equipment, driver qualifications and safe operation of vehicles. We also maintain drug and alcohol testing programs for our motorcoach drivers in conformance with the FHWA and comparable state reporting requirements.

     We internally employ safety specialists at the corporate, regional and operating company levels to carry out our comprehensive safety programs throughout the organization. The internal safety specialists continually perform compliance inspections and conduct safety audits throughout our operations. We also employ external safety consultants to assist in the development of our safety policies and programs.

     We conduct a number of proactive accident prevention programs designed to promote compliance with the United States Department of Transportation and the FHWA rules and regulations and to reduce accidents and injuries. These programs include comprehensive driver training programs, incentive programs for accident-free driving, driver safety meetings, distribution of safety bulletins to drivers, placement of field spotters and riders on motorcoaches to assess driver performance and participation in national safety associations. We also employ professional investigative services to thoroughly investigate accidents and incidents and take appropriate steps to reduce the risk of repeat accidents and incidents.

   INSURANCE

     The primary risks in our operations are bodily injury and property damage to third parties and workers' compensation. We maintain a broad range of insurance coverage against these and other risks including general liability, automobile liability, automobile physical damage, comprehensive property damage, workers' compensation, employer's liability, directors and officers liability and other coverage customary in the industry. We maintain primary liability limits in excess of the United States Department of Transportation requirements. We are subject to per incident deductibles ranging from $5,000 to $250,000, with a majority of our claims being made against our motorcoach operations, where our per incident deductible is $100,000. Any claim within the per incident deductibles would be our financial obligation. We also maintain excess insurance limits in amounts which we consider sufficient to protect us against claims beyond the federally required limits.

ITEM 2.  PROPERTIES

FACILITIES

     As of December 31, 1998, we operated out of more than 150 facilities located throughout the United States and Canada. Some of these facilities have full operations which include administrative, dispatch, sales, maintenance and/or driver support services. Many facilities have limited operations which do not include complete maintenance services. We own 33 of the facilities on which motorcoach and high occupancy vehicle operations are located, and four of the facilities on which taxicab operations are located. The remaining facilities are leased, including some from related parties. We believe that our facilities are adequate for our current needs. We shall continue to assess utilization of the facilities and, when appropriate, shall combine functions and operations and/or relocate to more desirable locations.

     Our corporate headquarters are in Houston, Texas, where we employ approximately 50 people. We lease the offices that comprise our corporate headquarters in Houston, Texas.

EQUIPMENT

     We operate approximately 4,500 motorcoaches and 1,700 other high occupancy vehicles. We either own our motorcoaches or lease them under long term leases pursuant to which we are responsible for all maintenance, insurance and upkeep.

     Out of the total motorcoaches we operate, approximately 375 motorcoaches are provided by various transit authorities for nominal rent, and we assume full responsibility for maintenance and repairs. The transit authorities provide these motorcoaches under contracts to perform transit and commuter services and we must return these motorcoaches to the transit authorities in the event the contracts for them are not renewed.

     Out of the total motorcoaches we operate, approximately 475 motorcoaches are provided by certain transit authorities to operate for the normal useful operating lives thereof. These motorcoaches must only be returned to such transit authorities if we surrender our routes for which such motorcoaches were provided, or at the end of the normal useful operating lives thereof.

     Our owned fleet of motorcoaches has an average age of six years. Most motorcoaches have a useful operating life in excess of 20 years. Although our replacement policy will depend on the use being made of the particular motorcoach, on average we expect to replace motorcoaches every 10 to 12 years. A majority of our current fleet of motorcoaches are from one manufacturer, Motorcoach Industries Incorporated, although other manufacturers are represented in our fleet. Most engines are manufactured by Detroit Diesel and most drive trains are manufactured by Allison Transmissions. This continuity of engine and drive train should enable us to implement a standardized, company-wide maintenance program and allow us to reduce our spare parts inventory. We lease most of our tires from Firestone, with the lease payments based on mileage driven on the tires.

     Our taxicab service operations provide dispatch and related services to a fleet of approximately 3,300 vehicles, which are either owned or leased by independent contractor drivers. We offer full service maintenance and repairs on the vehicles.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

     One or more of our operations (or other operations acquired by us in the future) may become subject to litigation in connection with the competitive bidding process for a contract to provide transit, commuter or paratransit services on behalf of a transit authority. Unsuccessful bidders occasionally will challenge, through a regulatory appeals process or in court, the awarding of the contract and will often name the successful bidder as an additional defendant. The cost of defending such an action can be significant, and if the required competitive bidding procedures were not followed by the transit authority, the authority could be ordered to begin the process over or even award the contract to another bidder.

     From time to time, we are a party to routine litigation incidental to our business. The majority of the claims are for personal injury or property damage incurred in the transportation of our passengers. We are also a party to routine litigation regarding contracts and employment claims. We are not aware of any pending claims or threatened claims which, if adversely determined, might materially affect our operating results or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock traded on the Nasdaq National Market System from May 14, 1996, the date of our initial public offering, until May 7, 1997. Since May 8, 1997, our common stock has traded on the New York Stock Exchange. The following table sets forth the high and low last sale prices for our common stock for the period from January 1, 1997 through March 17, 1999.

                                                         HIGH         LOW
                                                        ------      -------
           1997
           First quarter.............................   34 1/4      27  5/8
           Second quarter............................   31 1/4      24  1/2
           Third quarter.............................   31 7/16     24  7/8
           Fourth quarter............................   35 1/16     27
           1998
           First quarter.............................   46 7/8      28 15/16
           Second quarter............................   48 3/16     42  3/8
           Third quarter.............................   51 1/2      21  7/16
           Fourth quarter............................   34 7/8      15  1/16
           1999
           First quarter (through March 17, 1999)....   34 1/2      23  1/2


     At March 17, 1999, we had approximately 214 stockholders of record. On March 17, 1999, the last reported sale price of our common stock on the New York Stock Exchange was $26.00 per share.

DIVIDENDS

     We intend to retain all of our earnings, if any, to finance the expansion of our business and for general corporate purposes, including future acquisitions. We do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, our credit facilities include, and any additional lines of credit established in the future may include, restrictions on our ability to pay dividends without our lenders' consent.

SALES OF UNREGISTERED SECURITIES

     The following information relates to our securities issued or sold by us during the 1998 fiscal year which were not registered under the Securities Act of 1933, as amended:

     In connection with the acquisition of businesses completed in fiscal 1998, we issued approximately 331,000 shares of our common stock and delivered subordinated notes convertible into approximately 971,000 shares of our common stock to stockholders of the companies in transactions accounted for as purchases.

     Each transaction was effected without registration of the relevant securities under the Securities Act in reliance upon the exemption provided by
Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

                                COACH USA, INC.
                            SELECTED FINANCIAL DATA

     We acquired, simultaneously with the closing of our initial public offering in May 1996, six founding companies. Through the end of 1998, we have completed in excess of 70 acquisitions, several of which were accounted for as poolings-of-interests (the "Pooled Companies") and the remainder of which were accounted for as purchases (the "Purchased Companies"). The HISTORICAL STATEMENT OF INCOME DATA below includes historical financial statement data for the six founding companies from May 31, 1996 at historical cost, the Company (including the Pooled Companies) for all periods presented, and the Purchased Companies since the dates of their respective acquisition. The PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS includes the historical data above and includes the six founding companies for all periods presented at historical cost. In addition, the pro forma data below gives effect to (1) certain reductions in salaries and benefits to the former owners of the six founding companies and the Pooled Companies which were agreed to in connection with the mergers of the six founding companies and the acquisition of the Pooled Companies, as well as a non-recurring, non-cash charge recorded by the Company (collectively, the "Compensation Differential"); (2) certain tax adjustments related to the taxation of certain of the founding companies and Pooled Companies as S Corporations prior to the consummation of the mergers of the six founding companies and the acquisitions completed through 1997; (3) the tax impact of the Compensation Differential in each period; (4) for 1995 and 1996, the conversion of debt to equity at one of the Pooled Companies; and (5) the elimination of non-recurring pooling costs associated with the 1996 and 1997 acquisitions. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and also gives effect to the acquisitions of the Purchased Companies as if those acquisitions occurred on January 1, 1997, and gives pro forma effect to (i) Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill, (iii) interest expense attributable to cash expended and convertible and other subordinated notes issued, (iv) an adjustment in 1997 to record interest expense on the senior subordinated notes and amortization of deferred financing costs as if the notes had been outstanding for the entire year, (v) an adjustment to record the pro forma interest savings resulting from the secondary offering of Common Stock and the conversion of approximately $21.2 million of convertible subordinated notes in May 1998, as if those transactions had occurred on January 1, 1997, and (vi) income tax adjustments attributable to the above adjustments.

                                                           YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                            1994        1995        1996       1997         1998
                                         ---------   ---------   ---------   ---------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL STATEMENT OF INCOME DATA:
   Total revenues ....................   $ 175,643   $ 202,786   $ 325,717   $ 542,790    $ 803,563
   Operating expenses ................     133,992     150,578     244,854     398,945      582,917
   Gross profit ......................      41,651      52,208      80,863     143,845      220,646
   General and administrative
      expenses (1) ...................      30,810      35,310      43,581      66,344       94,577
   Operating income ..................      10,841      16,898      37,282      77,501      126,069
   Income before extraordinary items .       2,457       4,197      14,140      32,337       54,389
   Extraordinary items ...............        --          --         2,648        (929)        (631)
   Net income ........................       2,457       4,197      16,788      31,408       53,758

PRO FORMA STATEMENT OF INCOME DATA
   INCLUDING COMPENSATION DIFFERENTIAL
   AND OTHER ADJUSTMENTS:
   Total revenues ....................   $ 282,397   $ 316,275   $ 370,781   $ 542,790    $ 803,563
   Operating expenses ................     221,839     241,103     281,924     398,945      582,917
   Gross profit ......................      60,558      75,172      88,857     143,845      220,646
   General and administrative
      expenses (1) ...................      37,253      40,527      41,365      62,029       94,577
   Operating income ..................      23,305      34,645      47,492      81,816      126,069
   Income before extraordinary items .       7,961      13,494      20,461      35,682       54,389
   BASIC EARNINGS PER SHARE:
   Income before extraordinary items
      per share ......................                                       $    1.67    $    2.25
   Net income per share ..............                                            1.62         2.23
   Weighted average shares (2) .......                                          21,412       24,137

                                                            YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------
                                            1994        1995        1996         1997         1998
                                          --------   ---------    --------    ----------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

DILUTED EARNINGS PER SHARE:
   Income before extraordinary items
      per share ......................                                         $    1.61    $    2.14
   Net income per share ..............                                              1.57         2.12
   Weighted average shares (2) .......                                            22,954       26,250

PRO FORMA FOR PURCHASED COMPANIES:
   Total revenues ....................                                         $ 843,207    $ 907,070
   Operating expenses ................                                           616,457      657,456
   Gross profit ......................                                           226,750      249,614
   General and administrative
      expenses (1) ...................                                           112,386      111,755
   Operating income ..................                                           114,364      137,859
   Income before extraordinary items .                                            42,988       58,312

BALANCE SHEET DATA (AT END OF PERIOD):
   HISTORICAL:
   Working capital (deficit) .........   $ (15,328)   $ (15,101)    $(22,036)  $  (5,311)   $ (25,428)
   Total assets ......................     132,244      159,351      366,040     665,870    1,179,243
   Total debt, including current
      portion (3) ....................      89,395      106,052      176,478     373,064      624,308
   Stockholders' equity ..............       2,876        6,489      114,270     160,555      351,042

------

(1) General and administrative expenses include amortization expense and merger related costs.
(2) See Note 11 of the Notes to Consolidated Financial Statements for a reconciliation of weighted average shares outstanding for the years ended December 31, 1997 and 1998.
(3) Includes $22.5 million, $52.3 million and $78.8 million of outstanding convertible subordinated notes as of December 31, 1996, 1997 and 1998, respectively, issued in connection with the acquisitions of the Purchased Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. Today, we are the leading provider of motorcoach, airport ground transportation and taxicab services in North America with operations in over 120 cities in over 30 states and Canada. From our initial public offering in May 1996 through the end of 1998, we completed over 70 acquisitions. Several of these acquisitions were accounted for as poolings-of-interests while the remainder were accounted for as purchases. As a result, the consolidated financial statements, including the historical results discussed below, include our historical financial statements (including the Pooled Companies) for all periods presented at historical cost, as if the Pooled Companies had always been members of the same operating group and include the historical financial statements of the Purchased Companies since their respective dates of acquisition.

     We continue to realize savings by consolidating certain general, administrative and purchasing functions and reducing insurance expenses. In addition, we continue to realize savings from our ability to borrow at lower interest rates than the acquired companies. These savings are partially offset by the costs of being a public company and the incremental costs related to our corporate management. Neither these savings nor the costs associated therewith, for the periods prior to the initial public offering or the date of the respective subsequent acquisitions, have been included in the financial information discussed below. As a result, historical results may not be comparable to, or indicative of, future performance.

     Our motorcoach revenues are derived from fares charged to individual passengers and fees charged under contracts and other arrangements to provide motorcoach services. Taxicab operation revenues are derived from fees charged to independent taxicab operators. Operating expenses consist primarily of salaries and benefits for motorcoach drivers and mechanics, depreciation, maintenance, fuel, oil, insurance and direct tour expenses. General and administrative expenses consist primarily of administrative salaries and benefits, marketing, communications and professional fees.

RESULTS OF OPERATIONS

     The following table sets forth certain selected financial data and that data as a percentage of our revenues for all periods indicated (dollars in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------
                                               1996                      1997                       1998
                                      --------------------      --------------------      ----------------------
Revenues ..........................   $325,717      100.0%      $542,790      100.0%      $803,563        100.0%
Operating expenses ................    244,854       75.2        398,945       73.5        582,917         72.5
                                      --------   --------       --------   --------       --------     --------
   Gross profit ...................     80,863       24.8        143,845       26.5        220,646         27.5
General and administrative expenses     42,910       13.2         62,785       11.6         86,531         10.8
Amortization expense ..............        671         .2          3,559         .7          8,046          1.0
                                      --------   --------       --------   --------       --------     --------
   Operating income ...............     37,282       11.5         77,501       14.3        126,069         15.7
Interest expense ..................     12,944        4.0         23,106        4.3         36,906          4.6
                                      --------   --------       --------   --------       --------     --------
   Income before income taxes
      and extraordinary items .....     24,338        7.5         54,395       10.0         89,163         11.1
Provision for income taxes ........     10,198        3.1         22,058        4.1         34,774          4.3
                                      --------   --------       --------   --------       --------     --------
   Income before extraordinary
      items .......................   $ 14,140        4.3%      $ 32,337        6.0%      $ 54,389          6.8%
                                      ========   ========       ========   ========       ========     ========

HISTORICAL RESULTS FOR 1997 COMPARED TO 1998

     Total revenues increased $260.8 million, or 48.0%, to $803.6 million in 1998. The increase in revenues was primarily due to: (i) the acquisition of the Purchased Companies acquired in 1998 with revenues of $131.5 million, (ii) the incremental revenues of the Purchased Companies acquired in 1997 of $72.1 million, (iii) additional revenues of approximately $29.0 million related to the expansion of privatization and outsourcing services, and (iv) continued growth in charter, tour and taxicab operations.

     Operating expenses increased 46.1% to $582.9 million for 1998 from $398.9 million in 1997. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies. However, operating expenses as a percentage of revenues decreased from 73.5% in 1997 to 72.5% in 1998. This improvement was primarily due to lower maintenance costs as a result of new equipment purchases and savings from the implementation of a national parts buying program, better fleet utilization, and a 16.7% decrease in fuel and oil costs as a result of lower fuel prices.

     General and administrative expenses in 1998 increased $23.7 million, or 37.8%, from $62.8 million in 1997 to $86.5 million in 1998. The increase in general and administrative expenses was largely due to the acquisition of the Purchased Companies and additional costs of the corporate management group required to execute corporate strategy and to manage the consolidated group of companies. General and administrative expenses as a percentage of revenues decreased from 11.6% in 1997 to 10.8% in 1998. This improvement was primarily attributable to: (i) $1.8 million of non-recurring merger costs included in 1997 related to the acquisition of certain Pooled Companies, and (ii) the reduction of certain salaries and benefits of certain former owners of the Pooled Companies subsequent to their respective acquisitions.

     Interest expense increased $13.8 million in 1998 as compared to 1997 due to higher levels of debt resulting from cash paid, debt assumed and convertible and other subordinated notes issued in connection with the acquisition of certain Purchased Companies and additional equipment purchases, partially offset by the pay down of debt from the proceeds of the secondary public offering of common stock in May 1998. In addition, interest expense increased due to the incremental effect of the higher interest rate on our senior subordinated notes issued in June 1997, partially offset by improved pricing under the Company's revolving credit facilities.

     Net income before extraordinary items increased during 1998 as compared to 1997 primarily due to the acquisition of the Purchased Companies, continued revenue growth and the effects of increased purchasing power.

     The extraordinary items recorded in 1998 include extraordinary losses of $0.6 million, net of taxes, related to prepayment penalties on early retirement of certain debt.

HISTORICAL RESULTS FOR 1996 COMPARED TO 1997

     Total revenues increased $217.1 million, or 66.6%, to $542.8 million in 1997. The increase in revenues was primarily due to: (i) the acquisition of the Purchased Companies acquired in 1997 with revenues of $106.3 million, (ii) the incremental revenues of the six founding companies of $51.8 million, as the results of operations for the six founding companies were reported for only seven months in 1996 as compared to twelve months in 1997, (iii) the incremental revenues of the Purchased Companies acquired in 1996 of $26.0 million, (iv) additional revenues of approximately $10.0 million related to the expansion of privatization and outsourcing services, and (v) continued growth in charter, tour and taxicab operations.

     Operating expenses increased 62.9% to $398.9 million for 1997. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies, incremental costs of the six founding companies, and an overall increase in our operations, partially offset by savings in our insurance and parts buying programs.

     General and administrative expenses in 1997 increased $19.9 million, or 46.3%, from $42.9 million in 1996 to $62.8 million in 1997. The increase in general and administrative expenses was largely due to the acquisition of the Purchased Companies, incremental costs of the six founding companies, and additional costs of the corporate management group required to execute corporate strategy and to manage the consolidated group of companies.

     Interest expense increased $10.2 million in 1997 as compared to 1996 due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated notes issued in connection with the acquisition of certain Purchased Companies, additional equipment purchases, and the incremental effect of the higher interest rate on our senior subordinated notes issued in June 1997.

     Net income before extraordinary items increased during 1997 as compared to 1996 primarily due to the acquisition of the Purchased Companies, continued revenue growth and the effects of increased purchasing power.

     The extraordinary items recorded in 1997 include extraordinary losses of $0.9 million, net of taxes, related to prepayment penalties on early retirement of certain debt.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $19.9 million, $42.2 million and $50.0 million for 1996, 1997 and 1998, respectively.

     Cash used in investing activities was $73.9 million, $137.9 million, and $295.3 million for 1996, 1997 and 1998, respectively. Cash used in investing activities was primarily for additions and replacements of motorcoaches and expansion of facilities and information systems, net of proceeds from sales of property and equipment. In addition, we paid $16.8 million, $64.6 million and $186.7 million in cash for the

Purchased Companies, net of cash acquired, in 1996, 1997 and 1998, respectively. Cash paid for the Founding Companies in 1996 was $22.1 million.

     Cash provided by financing activities was $51.4 million, $94.9 million, and $250.2 million for 1996, 1997 and 1998, respectively. Cash provided by financing activities of $51.4 million for 1996 was primarily attributable to $48.1 million in net proceeds from our initial public offering and $48.5 million from a secondary offering of our common stock in December 1996, partially offset by $42.6 million of net payments on long-term obligations and $2.9 million in dividends paid to former owners of the Pooled Companies. Cash provided by financing activities of $94.9 million for 1997 was primarily attributable to increased borrowings under our credit facility and the sale of $150.0 million in senior subordinated notes totaling approximately $212.0 million, net of debt repayments of $119.1 million. Cash provided by financing activities of $250.2 million in 1998 is primarily attributable to a secondary offering of our common stock in May 1998 of $98.4 million, and increased borrowings under the credit facilities of $222.4 million, partially offset by $78.4 million of debt repayments.

     Cash and cash equivalents decreased $2.6 million and $1.1 million for 1996 and 1997, respectively. Cash and cash equivalents increased $4.6 million in 1998.

     Capital expenditures, net of proceeds from sales of property and equipment, during 1996, 1997 and 1998 were $43.6 million, $69.2 million and $88.3 million, respectively. These expenditures were primarily for motorcoaches and other vehicles and were principally financed with cash flows from operations and debt. As of December 31, 1998, we had entered into commitments to purchase 221 motorcoaches for approximately $79.0 million. We intend to finance these vehicle purchases through cash flows from operations and sales of older equipment, supplemented as necessary with borrowings under our revolving credit facilities.

     In August 1998, we amended and restated our revolving credit agreement. The credit agreement provides for revolving credit facilities totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facilities, in addition to fully subordinated debt. The revolving credit facilities consist of two tranches. Tranche "A" is a $300 million credit facility that matures in August 2001, at which time all amounts then outstanding become due. Tranche "B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facilities are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facilities are secured by substantially all of our assets. Interest on outstanding borrowings is charged, at our option, at the bank's prime rate, or the London Interbank Offered Rate plus 0.50% to 1.25%, as determined by the ratio of our funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facilities. Under the terms of the credit agreement, we must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of March 1, 1999, we had a total of $430.3 million outstanding under the revolving credit and other outside debt facilities and had utilized $21.8 million of the facilities for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $52.9 million under the revolving and other outside credit facilities.

     During the second quarter of 1998, we completed the sale of 2,300,000 shares of our common stock in a secondary public offering. The net proceeds from the offering of $98.4 million were used to repay amounts owed under the credit facility. In addition, certain noteholders converted approximately $21.2 million of convertible subordinated notes previously issued in connection with certain acquisitions, resulting in the issuance of approximately 612,000 additional shares of our common stock.

     In June 1997, we completed the sale of $150.0 million of 9 3/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the credit facility. These notes are subordinated to all of our existing and future senior indebtedness, including amounts outstanding under our credit facility, and are guaranteed by our domestic subsidiaries. The notes are redeemable at our option at prices decreasing from a premium of 104.7% on July 1, 2002 to par on July 1, 2005. Interest on the notes is paid semiannually.

     We believe that our revolving credit facilities and our cash flows from operations will provide sufficient liquidity to execute our acquisition and internal growth plans for the next 12 months. Should we accelerate our acquisition program, we may need to seek additional financing through the public or private sale of equity or debt securities. We cannot guarantee that we will be able to secure such financing if and when it is needed or on terms we deem acceptable.

YEAR 2000 ISSUES

     We have assessed our Year 2000 issues and have developed a plan to address both the information technology ("IT") and non-IT systems issues. The plan involves the replacement or modification of some of the existing operating and financial computer systems utilized by our operating subsidiaries. We have not developed any computer systems we use in our business; consequently, we believe our Year 2000 issues relate to systems that different vendors have developed and sold to us.

     We have contacted the vendors that provide our phone systems, computer systems, fueling systems and motorcoaches. We have received confirmation from our major vendors of motorcoaches, motorcoach parts and equipment, telephone systems, computer systems and fueling systems that their products are Year 2000 compliant. Further, we have replaced many computer systems that are not Year 2000 compliant in the normal course of updating various systems used at the operating subsidiaries. At this time, the replacement of the systems which are not Year 2000 compliant is over fifty percent complete and the amount expended to date is approximately $400,000. We believe that the cost to replace the remaining non-compliant systems or the cost to update the systems in 1999 should not exceed $400,000, which costs will be paid for with cash flows from operations.

     In the worst case scenario, if the replacements and modifications are not completed, the operating subsidiaries may experience temporary problems with certain computer systems that contain date critical functions. We believe that any temporary disruptions would not be material to our overall business or results of operations. As a contingency plan, immediately prior to January 1, 2000, we intend to print all reservations booked in our systems, we intend to fill our vehicles' fuel tanks, and we intend to take other reasonably necessary steps so that we can operate "manually" until such time as any temporary Year 2000 problems related to our operations are cured.

     As we acquire companies, we attempt to assess Year 2000 issues relating to their operating systems and vehicles. Since our acquisition program is ongoing, our assessment of potential Year 2000 issues is not complete. As such, there can be no assurance that the systems of newly acquired companies, or the systems of vendors and other third party relationships on which we may rely, will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant by another company would not have a material adverse effect on our business or results of operations.

SEASONALITY

     The timing of certain holidays, weather conditions and seasonal vacation patterns may cause our quarterly results of operations to fluctuate significantly. We expect to realize higher revenues, operating income and net income during the second and third quarters and lower revenues, operating income and net income during the first and fourth quarters.

INFLATION

     Inflation has not had a material impact on our results of operations for the last three years.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     OUR DISCLOSURE AND ANALYSIS IN THIS REPORT CONTAINS SOME FORWARD-LOOKING STATEMENTS. FORWARD- LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "EXPECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF OUR FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, FUTURE TRENDS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED OPERATIONS, SALES EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

     ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

     WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU SHOULD, HOWEVER, READ ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q, 8-K AND 10-K REPORTS TO THE SEC. ALSO YOU SHOULD READ THE FOLLOWING CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS. THESE ARE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT THE COMPANY. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

RISK FACTORS

     You should carefully consider the following factors and other information included in this report.

   LIMITED COMBINED OPERATING HISTORY

     While the Company was founded in September 1995, we conducted no operations and generated no revenues prior to May 14, 1996, the date of our initial public offering. The companies we acquired operated as separate independent entities prior to acquisition by us, and we cannot guarantee that we will be able to continue to successfully integrate the operations of the acquired companies or institute the necessary company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. Our management team has worked together less than three years, and we cannot guarantee that the management group will be able to effectively manage acquired operations or effectively implement our internal growth strategy and acquisition program in the future. Our historical financial results, the historical financial results of the original companies we acquired and the subsequent acquisitions cover periods when the original acquired companies and the subsequent acquisitions were not under our common control or management and, therefore, may not be indicative of our future financial or operating results.

   RISKS RELATED TO OUR ACQUISITION STRATEGY

     We intend to continue to grow through the acquisition of additional motorcoach and other passenger ground transportation businesses. Increased competition for acquisition candidates may result in fewer acquisition opportunities as well as higher acquisition prices. We cannot assure that we will be able to continue to identify, acquire, profitably manage, or successfully integrate additional businesses, if any, into our existing operations without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including:

     o   possible adverse effects on our operating results;
     o   diversion of management's attention;
     o   our potential inability to retain key acquired personnel; and
     o   risks associated with unanticipated liabilities.

Some or all of these special risks could have a material adverse effect on our business, financial condition and operating results. In addition, we cannot assure that businesses acquired in the future will achieve anticipated revenues and earnings.

   CAPITAL AVAILABILITY; RISKS RELATED TO ACQUISITION FINANCING

     We cannot assure you that adequate financing will be available in the future on terms acceptable to us to enable us to continue to execute our acquisition strategy. We expect to finance future acquisitions primarily through borrowings under our credit facilities or other debt instruments and, to a lesser extent, by issuing shares of our common stock for all or a portion of the consideration to be paid. Our credit facilities provide for an aggregate credit capacity of $425 million and contains various restrictive covenants which could limit our ability to borrow. In addition, in the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the consideration for the sale of their businesses, our ability to issue our common stock as acquisition consideration may be limited.

   EFFECTS OF LEVERAGE

     We use leverage as part of our business strategy. We cannot guarantee that we will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under our credit facilities in amounts sufficient to enable us to service our indebtedness, to make anticipated capital expenditures or to fund future acquisitions. Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness or to fund planned capital expenditures or future acquisitions will depend on our future performance. Our future performance is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, we cannot guarantee that we will be able to effect any refinancing on commercially reasonable terms or at all.

   SUBSTANTIAL SEASONALITY OF THE MOTORCOACH BUSINESS

     The motorcoach business is subject to seasonal variations in operations. During the winter months, operating costs are higher due to the cold weather, and demand for motorcoach services is lower due primarily to a decline in tourism. As a result, our revenues and operating results are lower in the first and fourth quarters than in the second and third quarters of each year.

   FUEL PRICES AND TAXES

     Fuel is a significant operating expense for us. Fuel prices are subject to sudden increases as a result of variations in supply and demand levels. Although we attempt to hedge against such fluctuations, any sustained increase in fuel prices could adversely affect our operating results unless we are able to increase our prices. From time to time, there are efforts at the federal or state level to increase fuel or highway use taxes which, if enacted, could also adversely affect our operating results.

   INSURANCE COSTS; CLAIMS

     Our cost of maintaining personal injury, property damage and workers' compensation insurance is significant. We could experience higher insurance premiums as a result of adverse claims experience or general increases in premiums by insurance carriers for reasons unrelated to our own claims experience. As an operator of motorcoaches and other vehicles, we are exposed to claims for personal injury, death and property damage as a result of accidents. We are self-insured for the first $100,000 of losses per incident involving a motorcoach and are self-insured for the first $250,000 of losses per incident involving a taxicab. If we were to experience a significant increase in the number of claims for which we are self-insured or claims in excess of our insurance limits, our operating results and financial condition would be adversely affected.

   CAPITAL REQUIREMENTS

     We cannot guarantee that adequate financing will be available in the future on terms favorable to us to enable us to efficiently maintain operations and implement any expansion of service through a larger fleet. Our operations require significant capital in order to maintain a modern fleet of motorcoaches and to achieve internal growth. We have historically financed the acquisition of new motorcoaches, which cost more than $300,000 each, with debt financing. In addition, as motorcoaches age, they require increasing amounts of maintenance and, therefore, are more expensive to operate. Our inability to obtain, or a material delay in obtaining, the financing necessary to acquire replacement motorcoaches as needed would have an adverse effect on our results of operations due to higher operating costs associated with operating an aging fleet.

   SUBSTANTIAL COMPETITION IN THE MOTORCOACH AND GROUND TRANSPORTATION
INDUSTRY

     The motorcoach and ground transportation industry is highly competitive, fragmented and subject to rapid change, particularly with regard to recreational and excursion services and commuter and transit services. There are other companies that provide these services, a number of which are as large or larger than we are on a regional basis. In addition, many other smaller companies focus on local or regional markets. Many of our larger competitors operate in several of our existing or target markets, and others may choose to enter those markets in the future. As a result of these factors, we may lose customers or have difficulty in acquiring new customers. In addition, most commuter and transit contracts are awarded in a competitive bid process, and there can be no assurance that we will be awarded any additional contracts or that any of our existing contracts will be renewed.

   LABOR RELATIONS

     Our inability to negotiate acceptable contracts with our existing union employees when existing agreements expire could result in strikes by the affected workers and increased operating costs as a result of our having to pay higher wages or benefits to union members. If a significant number of non-unionized employees were to seek to become unionized, we could experience a significant disruption in our operations and higher ongoing labor costs, which could have a material adverse effect on our business and our operating results. As of December 31, 1998, we had approximately 12,450 employees, of whom approximately 8,000 were motorcoach drivers and approximately 1,550 were maintenance personnel. Approximately 3,500 of our motorcoach drivers and maintenance personnel are members of various labor unions.

   GOVERNMENT FUNDED CONTRACTS

     Payments to us under a number of our commuter and transit contracts are funded through federal or state subsidy programs. Without these subsidies, the state or local transit authorities may be unwilling to continue these contracts, which would result in lost revenues to us. In addition, many of the motorcoaches provided to us at nominal rent under these contracts are purchased by the state and local transit authorities with funds provided by federal programs. If funding for these federal programs were curtailed, we would be required to operate existing motorcoaches longer than economically practicable or be forced to acquire replacement equipment.

   SIGNIFICANT REGULATION

     Interstate motorcoach operations are subject to regulatory requirements administered by the FHWA and the STB, both units of the United States Department of Transportation. Additionally, the FTA regulates some of our operations. Our motorcoach operators which are subject to FHWA regulation are required to be registered with the FHWA, to maintain minimum amounts of insurance and to comply with extensive FHWA safety rules. The FHWA and the state regulatory agencies have broad powers to suspend, amend or revoke our motorcoach operators' authorizations for failure to comply with statutory requirements including safety and insurance requirements. Additionally, the FTA can discontinue funding for some of our services for failure to comply with the conditions on that funding.

     The STB must exempt or approve any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another operator or by a non-operator, such as Coach, that already controls one or more operators, and has the authority to consider the antitrust implications of any proposed acquisition. The STB exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by us through September 1997 under the previously used exemption process. In November 1997, at the suggestion of the STB, we shifted from the exemption process to an approval process. We have received approval for all acquisition transactions through August 1998. We currently have one acquisition awaiting final approval by the STB, and all future acquisitions of other regulated interstate motorcoach operators must be approved or exempted by the STB. We cannot guarantee that we will be able to obtain any such approvals or exemptions, or that the STB will not materially delay any proposed acquisition.

     Motorcoach operators are also subject to extensive safety requirements and requirements imposed by environmental laws, workplace safety and anti-discrimination laws, including the Americans with Disabilities Act. Safety, environmental and vehicle accessibility requirements for motorcoach operators have increased in recent years, and this trend could continue. On September 28, 1998, the Department of Transportation issued more extensive rules for implementing the Americans with Disabilities Act by motorcoach operators operating "over-the-road" buses. The new rules will impose a variety of service obligations on motorcoach operators, including an obligation that becomes effective on October 30, 2001 to provide lift-equipped buses for charter services on 48 hours advance request by a disabled passenger. The new rules will require in part that all "over-the-road" buses delivered on or after October 30, 2000 that are used for scheduled fixed route services be equipped with lifts and meet other design requirements so that they are more readily accessible to persons with disabilities. By October 29, 2012, all buses used by a motorcoach operator to provide scheduled fixed route services will need to meet these accessibility requirements. Accessible buses are more expensive than non-accessible buses and therefore compliance with the rules may result in increased capital expenditures, particularly on the part of our operating subsidiaries that have extensive scheduled operations.

     Some states, such as New Jersey, require motorcoach operators to obtain authority to operate over certain specified intrastate routes. In some instances, such authority cannot be obtained if another operator already has obtained authority to operate on that route. As a result, there may be regulatory constraints on expansion of our operations in these states. We currently gain some competitive advantage from these regulations because we have rights to operate over some of these regulated intrastate routes. However, if New Jersey or another highly regulated state in which we have operations were to reduce the level of regulation, any competitive advantage we currently gain from such regulation and such operating authorities could be lost.

     Our taxicab service operations are regulated primarily at the local municipality level. Local taxicab service regulations focus on the entry of new operators into the marketplace and the aggregate number of vehicles granted authority to operate, as well as the fares that can be charged for providing transportation services via taxicabs. These regulations may limit our ability to expand the size of our taxicab fleet or prevent fares from increasing in response to rising operating costs.

   POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES

     Our operations are subject to various environmental laws and regulations, including those dealing with air emissions, water discharges and the storage, handling and disposal of petroleum and hazardous substances. The motorcoach and ground transportation services industry may become subject to stricter regulations in the future. Such regulations from time to time may require us to incur expenditures for pollution control devices, or to upgrade, remove or retrofit equipment used in our operations. Such expenditures, on an aggregate basis, may be significant. There have been spills and releases of hazardous substances, including petroleum and petroleum related products, at several of our operating facilities in the past. As a result of past and future operations at these facilities, we may be required to incur remediation costs and may be subject to penalties. In addition, although we intend to conduct appropriate environmental due diligence in connection with future acquisitions, there can be no assurance that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk primarily from interest rates and certain commodity prices. We are actively involved in monitoring exposure to market risks and continue to develop and utilize appropriate risk management techniques. As such, we may enter into certain derivative financial instruments such as interest rate caps or swaps and commodity forward contracts. We do not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

     The sensitivity analyses below, which hypothetically illustrates our potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 1999 earnings. The sensitivity analyses presented do not consider any additional actions we may take to mitigate our exposure to such changes. The market changes, assumed to occur as of December 31, 1998, include a 100 basis point change in market interest rates and a 10% increase in the spot market price for diesel fuel. The hypothetical changes and assumptions may be different from what actually occurs in the future.

     o INTEREST RATES. As of December 31, 1998, we had no derivative financial instrument to manage interest rate risk. As such, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 1998, approximately 51.4% of our long-term obligations were floating rate obligations. The detrimental effect on our earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $3.2 million before income taxes. This effect is primarily due to the floating rate borrowings under our revolving credit facilities. As of December 31, 1998, the fair value of our fixed-rate debt is approximately $300.0 million based upon discounted future cash flows using incremental borrowing rates and current market prices. Market risk, estimated as the potential increase in the fair value of our fixed-rate debt resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $0.8 million as of December 31, 1998.

     o COMMODITY PRICES. Our results of operations are impacted by changes in the price of diesel fuel. During 1998, diesel fuel accounted for approximately 4.5% of our operating expenses. Based on our 1999 projected fuel consumption, a $0.05 change in the average price per gallon of diesel fuel would impact our annual fuel expense by approximately $0.6 million, after the effect of hedging instruments currently in place. In order to offset our exposure to a potential change in price for diesel fuel, we have entered into certain commodity forward contracts for NYMEX #2 heating oil. NYMEX #2 heating oil has a high degree of correlation to diesel fuel. This fuel hedging strategy could result in us not benefitting from certain fuel price declines. As of December 31, 1998, we had hedged approximately 80% of our projected 1999 fuel consumption. The potential change in the fair value of these commodity forward contracts, assuming a 10% change in the underlying commodity price, would be approximately $1.4 million as of December 31, 1998. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
   Report of Independent Public Accountants.............................  30
   Consolidated Balance Sheets..........................................  31
   Consolidated Statements of Income....................................  32
   Consolidated Statements of Stockholders' Equity......................  33
   Consolidated Statements of Cash Flows................................  34
   Notes to Consolidated Financial Statements...........................  35

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Coach USA, Inc.:

We have audited the accompanying consolidated balance sheets of Coach USA, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coach USA, Inc. and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
March 1, 1999

                       COACH USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                            --------------------------
                                                                1997           1998
                                                            -----------    -----------
                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............................   $     3,648    $     8,267
   Accounts receivable, net of allowance
     of $3,663 and $5,330 ...............................        43,346         76,748
   Inventories ..........................................        22,490         35,196
   Notes receivable, current portion ....................         4,138          4,856
   Prepaid expenses and other current assets ............        24,219         23,749
                                                            -----------    -----------
      Total current assets ..............................        97,841        148,816

PROPERTY AND EQUIPMENT, net .............................       395,800        574,313
NOTES RECEIVABLE, net of allowance of $500 and $500 .....         8,906         23,658
GOODWILL, net ...........................................       145,576        404,992
OTHER ASSETS, net .......................................        17,747         27,464
                                                            -----------    -----------
      Total assets ......................................   $   665,870    $ 1,179,243
                                                            ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of convertible subordinated notes .   $      --      $    12,415
   Current maturities of long-term obligations ..........        12,012         23,072
   Accounts payable and accrued liabilities .............        91,140        138,757
                                                            -----------    -----------
      Total current liabilities .........................       103,152        174,244

LONG-TERM OBLIGATIONS, net of current maturities ........       158,752        372,482
SENIOR SUBORDINATED NOTES ...............................       150,000        150,000
CONVERTIBLE SUBORDINATED NOTES, net of current maturities        52,300         66,339
DEFERRED INCOME TAXES ...................................        41,111         65,136
                                                            -----------    -----------
      Total liabilities .................................       505,315        828,201

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par, 500,000 shares
      authorized, 1 and 1 share issued and
      outstanding, respectively .........................          --             --
   Common Stock, $.01 par, 100,000,000 shares
      authorized, 21,817,918 and 25,412,130
      shares issued and outstanding, respectively .......           218            254
   Additional paid-in capital ...........................       121,534        258,709
   Cumulative other comprehensive income ................          (479)          (961)
   Retained earnings ....................................        39,282         93,040
                                                            -----------    -----------
      Total stockholders' equity ........................       160,555        351,042
                                                            -----------    -----------
      Total liabilities and stockholders' equity ........   $   665,870    $ 1,179,243
                                                            ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                  1996        1997         1998
                                               ---------   ---------    ---------
REVENUES ...................................   $ 325,717   $ 542,790    $ 803,563
OPERATING EXPENSES .........................     244,854     398,945      582,917
                                               ---------   ---------    ---------
      Gross profit .........................      80,863     143,845      220,646

GENERAL AND ADMINISTRATIVE EXPENSES ........      41,809      60,938       86,531
AMORTIZATION EXPENSE .......................         671       3,559        8,046
MERGER RELATED COSTS .......................       1,101       1,847         --
                                               ---------   ---------    ---------

      Operating income .....................      37,282      77,501      126,069

INTEREST EXPENSE ...........................      12,944      23,106       36,906
                                               ---------   ---------    ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
   ITEMS ...................................      24,338      54,395       89,163

PROVISION FOR INCOME TAXES .................      10,198      22,058       34,774
                                               ---------   ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEMS ..........      14,140      32,337       54,389

EXTRAORDINARY ITEMS, net of income taxes ...       2,648        (929)        (631)
                                               ---------   ---------    ---------

NET INCOME .................................   $  16,788   $  31,408    $  53,758
                                               =========   =========    =========

BASIC EARNINGS PER COMMON SHARE:

   INCOME BEFORE EXTRAORDINARY ITEMS .......   $     .96   $    1.51    $    2.25

   EXTRAORDINARY ITEMS .....................         .18        (.05)        (.02)
                                               ---------   ---------    ---------

NET INCOME .................................   $    1.14   $    1.46    $    2.23
                                               =========   =========    =========

DILUTED EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE:

   INCOME BEFORE EXTRAORDINARY ITEMS .......   $     .95   $    1.46    $    2.14

   EXTRAORDINARY ITEMS .....................         .17        (.04)        (.02)
                                               ---------   ---------    ---------

NET INCOME .................................   $    1.12   $    1.42    $    2.12
                                               =========   =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                          COACH USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (AMOUNTS IN THOUSANDS)

                                                                                            CUMULATIVE
                                                             COMMON STOCK      ADDITIONAL     OTHER       RETAINED       TOTAL
                                          COMPREHENSIVE  --------------------   PAID-IN   COMPREHENSIVE   EARNINGS   STOCKHOLDERS'
                                              INCOME      SHARES     AMOUNT     CAPITAL      INCOME       (DEFICIT)     EQUITY
                                          -------------  --------  ----------  ----------  -------------  ----------  -------------
BALANCE AT DECEMBER 31, 1995 .............  $    --        6,987   $      70   $   8,701    $    (200)     $(2,082)   $   6,489
   Issuance of Common Stock:
     Proceeds from sale of Common
      Stock ..............................       --        6,224          62      96,502         --           --         96,564
     Merger with predecessor .............       --        2,166          22       2,055         --         (2,053)          24
     Acquisition of Founding Companies ...       --        5,099          51       6,323         --          9,155       15,529
   Cash Distribution to Founding
      Companies' shareholders ............       --         --          --       (23,810)        --           --        (23,810)
   Reorganization ........................       --         --          --         4,402         --         (4,402)        --
   Conversion from S Corporation to C
      Corporation for Founding Companies .       --         --          --          --           --         (5,426)      (5,426)
   Conversion of debt to equity ..........       --          425           4      10,198         --           --         10,202
   S Corporation dividends paid by
      certain Pooled Companies ...........       --         --          --          --           --         (3,356)      (3,356)
   Capital contributions equal to the
      current income taxes of
      S Corporations .....................       --         --          --           874         --           --            874
   Other .................................       --         --          --           331         --             70          401
   Comprehensive income:
     Other comprehensive income:
      Foreign currency translation
         adjustments .....................         (9)      --          --          --             (9)        --             (9)
     Net income ..........................     16,788       --          --          --           --         16,788       16,788
                                            ---------
      Comprehensive income ...............  $  16,779       --          --          --           --           --           --
                                            =========  ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT DECEMBER 31, 1996 .............  $    --       20,901   $     209   $ 105,576    $    (209)   $   8,694    $ 114,270
   Issuance of Common Stock:
     Acquisition of Purchased Companies ..       --          596           6      12,385         --           --         12,391
     Exercise of stock options ...........       --          119           1       2,509         --           --          2,510
   S Corporation dividends paid by
      certain Pooled Companies ...........       --         --          --          --           --         (1,216)      (1,216)
   Other .................................       --          202           2       1,064         --            396        1,462
   Comprehensive income:
     Other comprehensive income:
      Foreign currency translation
         adjustments .....................       (270)      --          --          --           (270)        --           (270)
     Net income ..........................     31,408       --          --          --           --         31,408       31,408
                                            ---------
      Comprehensive income ...............  $  31,138       --          --          --           --           --           --
                                            =========  ---------   ---------   ---------    ---------    ---------    ---------

BALANCE AT DECEMBER 31, 1997 .............                21,818   $     218   $ 121,534    $   (479)    $ 39,282     $ 160,555
                                                       ---------   ---------   ---------    ---------    ---------    ---------

   Issuance of Common Stock:
     Acquisition of Purchased Companies ..       --          331           3       7,906         --           --          7,909
     Exercise of stock options and
         warrants ........................       --          280           3       7,688         --           --          7,691
     Conversion of convertible
         subordinated notes ..............       --          683           7      23,158         --           --         23,165
     Proceeds from sale of Common Stock ..       --        2,300          23      98,423         --           --         98,446
   Comprehensive income:
     Other comprehensive income:
      Foreign currency translation
         adjustments .....................       (223)      --          --          --           (223)        --           (223)
      Minimum pension liability ..........       (259)      --          --          --           (259)        --           (259)
     Net income ..........................     53,758       --          --          --           --         53,758       53,758
                                            ---------
      Comprehensive income ...............  $  53,276       --          --          --           --           --           --
                                            =========  ---------   ---------   ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1998 .............                25,412   $     254   $ 258,709    $   (961)    $  93,040    $ 351,042
                                                       =========   =========   =========    =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           1996         1997        1998
                                                        ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................   $  16,788    $  31,408    $  53,758
   Adjustments to reconcile net income to net cash
     provided by operating activities --
      Depreciation and amortization .................      19,780       35,064       54,714
      Gain on sale of assets ........................        (753)      (2,226)      (1,832)
      Deferred income tax provision .................       7,224       12,378       20,927
      Extraordinary gain ............................      (7,007)        --           --
      Changes in operating assets and
        liabilities, net of effect of
        Purchased Companies --
         Accounts receivable, net ...................      (2,271)      (6,989)     (22,886)
         Inventories ................................      (5,866)      (7,633)     (14,779)
         Prepaid expenses and other current assets ..      (5,564)      (5,380)       4,963
         Accounts payable and accrued liabilities ...      (1,504)     (16,455)     (38,717)
         Other ......................................        (929)       2,072       (6,191)
                                                        ---------    ---------    ---------
            Net cash provided by operating activities      19,898       42,239       49,957
                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment ..............     (47,389)     (97,458)    (114,734)
   Proceeds from sales of property and equipment ....      14,054       33,887       26,455
   Cash consideration paid for Founding and
      Purchased Companies, net of cash acquired .....     (38,881)     (64,624)    (186,702)
   Increase in notes receivable and other
      non-current assets ............................      (1,672)      (9,749)     (20,299)
                                                        ---------    ---------    ---------
            Net cash used in investing activities ...     (73,888)    (137,944)    (295,280)
                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term obligations ......    (140,067)    (119,069)     (78,359)
   Proceeds from issuance of long-term obligations ..      97,421      211,995      222,387
   Proceeds from issuance of Common Stock ...........      96,564        2,510      106,137
   S Corporation dividends paid by certain
     Pooled Companies ...............................      (2,914)      (1,216)        --
   Other ............................................         423          680         --
                                                        ---------    ---------    ---------
            Net cash provided by financing activities      51,427       94,900      250,165
                                                        ---------    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES .....................          (9)        (270)        (223)
                                                        ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,572)      (1,075)       4,619
CASH AND CASH EQUIVALENTS, beginning of year ........       7,295        4,723        3,648
                                                        ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ..............   $   4,723    $   3,648    $   8,267
                                                        =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid for interest ...........................   $  12,794    $  16,631    $  35,560
   Cash paid for income taxes .......................       5,167          822       22,234
   Assets acquired under capital leases .............      10,218        5,618         --
   Convertible debt and other notes issued
     for Purchased Companies ........................      22,500       33,800       68,068


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

     In May 1996, Coach USA acquired, simultaneous with the closing of its initial public offering, six established businesses. Consideration for these businesses consisted of a combination of cash and common stock of Coach USA (the Common Stock). These six businesses are referred to herein as the "Founding Companies." Subsequent to May 1996, Coach USA has acquired over 70 additional businesses (See Note 3). The acquisition of several of these businesses has been accounted for under the poolings-of-interests method of accounting (the "Pooled Companies"), and the remainder of these businesses have been accounted for under the purchase method of accounting (the "Purchased Companies").


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Coach USA and the Founding Companies from June 1, 1996, the effective date used to account for the acquisitions of the Founding Companies, the Purchased Companies since their respective dates of acquisition, and give retroactive effect to the acquisitions of the Pooled Companies. The Pooled Companies, the Founding Companies subsequent to May 31, 1996 and the Purchased Companies since date of acquisition, are collectively referred to as the "Company." All significant intercompany transactions and balances have been eliminated for all periods presented. Certain reclassifications have been made to the Consolidated Financial Statements to conform with the presentation used in 1998.

   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

   INVENTORIES

     Inventories consist of motorcoach and taxicab replacement parts and taxicabs held for sale. Inventory cost for replacement parts is accounted for on the first-in, first-out basis and inventory cost for taxicabs held for sale is accounted for on the specific identification basis. Both are reported at the lower of cost or market. Taxicabs held for sale are depreciated over their estimated useful lives of three to five years. Depreciation and amortization expense in the accompanying consolidated financial statements includes $3.0 million, $3.4 million and $4.5 million of depreciation related to taxicabs held for sale in 1996, 1997 and 1998.

   NOTES RECEIVABLE

     Notes receivable result from the sale of taxicabs to independent contractors. The notes bear interest and are due in weekly installments over periods ranging up to 42 months. Also included in notes receivable are amounts resulting from the sale of used motorcoaches. Management estimates that the fair value of the notes receivable approximates the historical value of $28.5 million at December 31, 1998.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Expenditures for maintenance and repairs, including normal replacement of engines and certain other significant costs, are expensed as costs are incurred.

     Depreciation on transportation equipment and other assets, for financial reporting purposes, is computed on the straight-line basis over the estimated useful lives of the assets, net of their estimated residual values. Gains or losses on the sale of equipment are included in operating expenses.

   GOODWILL

     Goodwill represents the excess of the aggregate price paid by the Company in acquisitions of businesses accounted for as purchases over the fair market value of the net tangible assets acquired. Goodwill is amortized using the straight-line method over a period of 40 years. Goodwill on the accompanying consolidated balance sheets is presented net of accumulated amortization of $2.8 million and $9.1 million as of December 31, 1997 and 1998, respectively.

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

   CONCENTRATIONS OF CREDIT RISK

     The Company provides services to a broad range of geographical regions; however, approximately 26% of the Company's 1998 revenues were generated in the New York City and New Jersey metropolitan area. The Company's credit risk primarily consists of receivables from a variety of customers, including tourism-based companies, governmental units and casinos. In addition, the Company's accounts and notes receivable include amounts due from independent taxicab contractors. Management performs ongoing credit evaluations of its customers and independent taxicab contractors and provides allowances as deemed necessary.

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

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

   FOREIGN CURRENCY TRANSLATION

     The Company's Canadian subsidiaries maintain their books and records in Canadian dollars. Assets and liabilities of these operations are translated into U.S. dollars at the exchange rate in effect at the end of each accounting period, and income statement accounts are translated at the average exchange rate prevailing during the period. Gains and losses resulting from such translation are reported as a component of comprehensive income. Gains and losses from transactions in foreign currencies are reported in other income and are not significant for any period presented.

   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income from operations. The Company has adopted SFAS No. 130 effective January 1, 1998, and has modified the Consolidated Statement of Stockholders' Equity to conform to the appropriate presentation.

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 superceded the business segment disclosure requirements previously in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment.

     The Company has adopted the disclosure requirements of SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises disclosure requirements for such pension and postretirement benefit plans to, among other things, standardize certain disclosures and

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

eliminate certain other disclosures no longer deemed useful. SFAS No. 132 does not change the measurement or recognition criteria for such plans.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating the potential impact of implementing SFAS No. 133.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) of Position (SOP) 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. The effective date of this pronouncement is for fiscal years beginning after December 15, 1998. The Company is in the process of reviewing its current policies for accounting for costs associated with internal software development projects and how they may be affected by SOP 98-1. The Company believes its current policies are materially consistent with the SOP and the impact on the Company's future results of operations will not be material.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The effective date of this pronouncement is for fiscal years beginning after December 15, 1998. At adoption, SOP 98-5 requires the Company to write off any unamortized start-up costs as a cumulative change in accounting principle and expense all future start-up costs as they are incurred. The Company intends to adopt SOP 98-5 in the first quarter of 1999 and believes that adoption will result in a non-recurring, non- cash, after-tax charge of approximately $5.2 million.


3.   BUSINESS COMBINATIONS

   POOLINGS-OF-INTERESTS

     During 1996 and 1997, the Company acquired all of the outstanding stock of several companies in exchange for approximately 7,184,000 shares of Common Stock. These companies provide motorcoach and other passenger ground transportation services and taxicab services. These acquisitions have been accounted for as poolings-of-interests and the results of operations of these companies are included for all periods presented herein. The prior periods presented have not been restated for three of these companies, the Immaterial Pooled Companies. Annual revenues in 1996 and 1997 for the Immaterial Pooled Companies were approximately $7.8 million and $9.2 million, respectively. There were no companies acquired during 1998 that were accounted for as poolings-of-interest.

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

     The historical financial statements for 1996 include the operations of the 1997 Pooled Companies prior to their acquisition by the Company. The unaudited combined revenues, income before extraordinary

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


items and net income of the Pooled Companies for the preacquisition periods in 1997 were $87.4 million, $3.3 million and $3.2 million, respectively.

   PURCHASES

     During 1996, the Company acquired the businesses of three motorcoach companies in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $16.8 million in cash, net of cash acquired, and $22.5 million in the form of subordinated notes convertible into approximately 750,000 shares of Common Stock. The allocations of the respective purchase prices resulted in goodwill recognized of $32.4 million, representing the excess of purchase price over the fair value of net assets acquired.

     During 1996, prior to merging with the Company, two of the Pooled Companies completed acquisitions of businesses which were accounted for as purchase transactions. The aggregate consideration paid in these transactions was $4.1 million in cash, net of cash acquired.

     During 1997, the Company acquired over 20 businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $64.6 million in cash, net of cash acquired, approximately 596,000 shares of the Company's Common Stock and $33.8 million in subordinated notes convertible into approximately 905,000 shares of Common Stock. The accompanying consolidated balance sheet as of December 31, 1997 includes allocations of the respective purchase prices. The allocations resulted in goodwill recognized of $123.3 million, representing the excess of purchase price over the fair value of the net assets acquired.

     During 1998, the Company acquired over 25 businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions consisted of $186.7 million in cash, net of cash acquired, approximately 331,000 shares of the Company's Common Stock, $49.7 million of subordinated notes convertible into approximately 971,000 shares of Common Stock, and $18.4 million of other subordinated notes payable. The accompanying consolidated balance sheet as of December 31, 1998 includes preliminary allocations of the respective purchase prices and is subject to final adjustment. The allocations resulted in goodwill recognized of $258.6 million, representing the excess of purchase price over the fair value of the net assets acquired.

     An officer and member of the Board of Directors of the Company had minority beneficial ownership in one of the businesses acquired in 1998. The total consideration paid in this transaction to this individual was approximately $6.5 million.

     In connection with the acquisitions discussed above, liabilities were assumed as follows for 1996, 1997 and 1998 (in thousands):


                                             YEAR ENDED DECEMBER 31,
                                     ------------------------------------
                                         1996        1997         1998
                                     ----------   ----------   ----------

Fair value of assets acquired, net
  of cash acquired ...............   $  64,286    $  94,216    $ 166,492
Goodwill .........................      32,370      123,280      258,620
Cash paid, net of cash acquired ..     (16,769)     (64,624)    (186,702)
Issuance of Common Stock .........        --        (12,391)      (7,909)
Issuance of convertible and other
  subordinated notes .............     (22,500)     (33,800)     (68,068)
                                     ---------    ---------    ---------
Liabilities assumed ..............   $  57,387    $ 106,681    $ 162,433
                                     =========    =========    =========

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION DIFFERENTIAL AND OTHER ADJUSTMENTS below includes the historical financial statement data of the Company (including the Pooled Companies) for all periods presented and the Purchased Companies since the date of their respective acquisitions. In addition, the data below gives effect to (1) certain reductions in salaries and benefits to the former owners of the Pooled Companies which were agreed to in connection with the acquisitions of the Pooled Companies (collectively, the "Compensation Differential"); (2) certain tax adjustments related to the taxation of certain Pooled Companies as S Corporations prior to the consummation of the acquisitions completed through 1997; (3) the tax impact of the Compensation Differential in each period; and (4) the elimination of non-recurring pooling costs associated with the 1997 acquisitions. The PRO FORMA FOR PURCHASED COMPANIES data below gives effect to all items above and also gives effect to the acquisitions of the Purchased Companies as if those acquisitions occurred on January 1, 1997, and gives pro forma effect to (i) Compensation Differential of the Purchased Companies, (ii) the amortization of goodwill, (iii) interest expense attributable to cash paid and convertible and other subordinated notes issued, (iv) an adjustment to record interest expense on the senior subordinated notes and amortization of deferred financing costs, as if the notes had been outstanding for the periods presented, (v) an adjustment to record the pro forma interest savings resulting from the secondary offering of Common Stock and the conversion of approximately $21.2 million of convertible subordinated notes in May 1998, as if these transactions had occurred on January 1, 1997, and (vi) income tax adjustments attributable to the above adjustments (in thousands, except per share data).

     PRO FORMA STATEMENT OF INCOME DATA INCLUDING COMPENSATION
        DIFFERENTIAL AND OTHER ADJUSTMENTS:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                         1997        1998
                                                     ----------   ----------
                                                           (UNAUDITED)

     Revenues........................................  $542,790   $803,563
     Income before extraordinary items...............    35,682     54,389
     Diluted earnings pre share before extraordinary
       items.........................................      1.61       2.14

     PRO FORMA FOR PURCHASED COMPANIES:
                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                         1997        1998
                                                     ----------   ----------
                                                           (UNAUDITED)

     Revenues........................................  $843,207   $907,070
     Income before extraordinary items...............    42,988     58,312
     Diluted earnings per share before extraordinary
       items.........................................      1.64       2.18

     The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the Purchased Companies been combined at the beginning of the periods presented.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         ------------------
                                                            1997      1998
                                                         --------   -------
     Prepaid insurance.................................  $  5,540   $ 2,906
     Deferred income tax asset, net....................     1,013      --
     Prepaid licenses, registrations and other taxes...     6,037     3,381
     Deposits and other receivables....................     7,840    10,422
     Other.............................................     3,789     7,040
                                                         --------   -------
                                                         $ 24,219   $23,749
                                                         ========   =======


5.      PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                           DECEMBER 31,
                                        ESTIMATED      -------------------
                                      USEFUL LIVES       1997       1998
                                      ------------     --------  ---------
                                         (YEARS)

     Transportation equipment.........    3-15         $419,322   $592,407
     Land, buildings and leasehold
        improvements..................    5-30           39,114     49,796
     Other............................    3-10           34,469     53,380
                                                       --------   --------
                                                        492,905    695,583
     Less-- Accumulated depreciation..                  (97,105)  (121,270)
                                                       --------   --------
                                                       $395,800   $574,313
                                                       ========   ========

     Included in transportation equipment at December 31, 1997 and 1998, are approximately $33.3 million and $28.9 million, respectively, of assets held under capital leases.


6.      OTHER ASSETS

     Other assets consist of the following (in thousands):

                                                          DECEMBER 31,
                                                       -----------------
                                                         1997      1998
                                                       -------   -------
        Taxicab permits, net of accumulated
           amortization of $3,608 and $3,998 .......   $ 4,586   $ 4,871
        Deferred financing costs, net of accumulated
           amortization of $1,203 and $1,882 .......     7,012     6,275
        Start-up costs, net of accumulated
           amortization of $278 and $659 ...........     3,811     8,587
        Other, net of accumulated amortization
           of $666 and $575 ........................     2,338     7,731
                                                       -------   -------
                                                       $17,747   $27,464
                                                       =======   =======

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Amortization expense related to other assets for the years ended December 31, 1997 and 1998 was $1.5 million and $1.8 million, respectively.


7.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 31,
                                                          -------------------
                                                            1997       1998
                                                          --------   --------
     Trade accounts payable............................   $ 16,919   $ 32,040
     Accrued insurance claims..........................     29,846     42,399
     Accrued compensation..............................     11,352     20,990
     Income taxes and other taxes......................      9,616      4,309
     Accrued interest payable..........................      7,768      9,114
     Accrued acquisition consideration.................         --      9,713
     Deferred revenue..................................      2,863      3,208
     Other.............................................     12,776     16,984
                                                          --------   --------
                                                          $ 91,140   $138,757
                                                          ========   ========

8.      LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                             DECEMBER 31,
                                                       ----------------------
                                                          1997         1998
                                                       ---------    ---------
    Revolving credit facilities with a bank
       syndicate, interest at LIBOR plus
       1.00% (6.06% at December 31, 1998),
       secured by substantially all of the
       assets of the Company .......................   $ 109,723    $ 320,895
    Notes payable to other banks, interest
       rates ranging from 6.00% to 9.45%,
       due in monthly installments of $521,
       maturing at various dates through 2006 ......      10,748       25,042
    Notes payable to finance companies,
       interest rates ranging from 6.50% to 12.17%,
       due in monthly installments of $169, maturing
       at various dates through 2004; secured
       by certain transportation equipment .........      22,714        4,974
    Obligations under capital leases of certain
       transportation equipment, implicit interest
       rates ranging from 6.07% to 11.20%,
       due in monthly installments of $512,
       maturing at various dates through 2006 ......      27,495       25,429
    Other ..........................................          84       19,214
                                                       ---------    ---------

    Total long-term obligations ....................     170,764      395,554
    Less-- current maturities ......................     (12,012)     (23,072)
                                                       ---------    ---------
                                                       $ 158,752    $ 372,482
                                                       =========    =========

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1998, future principal payments of long-term obligations and minimum lease payments under capital lease obligations are as follows (in thousands):

                                                     LONG-TERM   CAPITAL LEASE
                                                    OBLIGATIONS   OBLIGATIONS
                                                    -----------  -------------
     Year ending December 31 --
        1999......................................    $ 18,112      $  6,805
        2000......................................      10,520         6,467
        2001......................................     328,992         5,179
        2002......................................       3,690         4,427
        2003......................................       2,712         6,699
        Thereafter................................       6,099         1,474
                                                      --------      --------
                                                      $370,125      $ 31,051
                                                      ========
        Less-- Amounts representing interest......                    (5,622)
                                                                    --------
                                                                    $ 25,429
                                                                    ========
   REVOLVING CREDIT AGREEMENT

     In August 1998, the Company amended and restated its revolving credit agreement. The credit agreement provides for revolving credit facilities totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facilities, in addition to fully subordinated debt. The revolving credit facilities consist of two tranches. Tranche "A" is a $300 million credit facility that matures in August 2001, at which time all amounts then outstanding become due. Tranche "B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facilities are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facilities are secured by substantially all of the assets of the Company. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.25%, as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facilities. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of December 31, 1998, the Company had a total of $395.6 million outstanding under the revolving credit and other outside debt facilities and had utilized $21.1 million of the facilities for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $88.3 million under the revolving and other outside credit facilities.

   SENIOR SUBORDINATED NOTES

     In June 1997, the Company completed the sale of $150.0 million of 9 3/8% senior subordinated notes due 2007. The net proceeds from the offering were used to repay amounts owed under the revolving credit facilities. These notes are subordinated to all existing and future senior indebtedness of the Company, including amounts outstanding under the Company's revolving credit facilities, and are guaranteed by the domestic subsidiaries of the Company. The notes are redeemable at the option of the Company at prices decreasing from a premium of 104.7% on July 1, 2002, to par on July 1, 2005. Interest on the notes is paid semiannually.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   CONVERTIBLE SUBORDINATED NOTES

     As of December 31, 1998, the Company has outstanding $78.8 million of convertible subordinated notes to certain former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The notes bear interest at a weighted average interest rate of 4.62% and are convertible by the holder into shares of Common Stock, at any time after one year of issuance, at a weighted average price of $45.97 per share. The notes are redeemable by the Company at any time after one year of issuance. During 1998, a noteholder converted $2.0 million of convertible subordinated notes into approximately 71,000 shares of Common Stock. In conjunction with an offering of the Company's Common Stock in May 1998, certain noteholders converted approximately $21.2 million of convertible subordinated notes into approximately 612,000 shares of Common Stock. The terms of the outstanding notes require $12.4 million, $16.7 million, $49.1 million and $0.6 million of principal payments in 1999, 2000, 2001 and 2003, respectively. Interest on the notes is paid quarterly.

     Management estimates that the fair value of its debt obligations of $624.3 million is approximately $620.9 million at December 31, 1998.


9.      INCOME TAXES

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The provision for income taxes consists of the following (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                           -----------------------------
                                             1996       1997      1998
                                           --------   -------   --------
     Current --
        Federal.........................   $  2,753   $ 9,034   $ 11,066
        State...........................        346       646      2,715
                                           --------   -------   --------
                                              3,099     9,680     13,781
                                           --------   -------   --------

     Deferred --
        Federal.........................      5,730     9,843     18,163
        State...........................      1,369     2,535      2,830
                                           --------   -------   --------
                                              7,099    12,378     20,993
                                           --------   -------   --------

     Provision for income taxes before
        extraordinary items.............     10,198    22,058     34,774
                                           --------   -------   --------

     Extraordinary Items --
        Current.........................      1,640      (627)       (11)
        Deferred........................        125      --          (66)
                                           --------   -------   --------
                                              1,765      (627)       (77)
                                           --------   -------   --------
                                           $ 11,963   $21,431   $ 34,697
                                           ========   =======   ========

     Deferred income taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes. Deferred income taxes are recognized for the tax consequences

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

     The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1997         1998
                                                         --------      --------
Deferred income tax liabilities --
   Property and equipment ..........................     $ 59,429      $ 97,001
   Other ...........................................        1,618          --
                                                         --------      --------
      Total deferred income tax liabilities ........       61,047        97,001
                                                         --------      --------

Deferred income tax assets --
   Tax credits .....................................       (2,659)      (15,195)
   Accrued liabilities/expenses ....................      (11,666)      (14,156)
   Net operating losses ............................       (4,294)       (4,377)
   Accounts receivable/allowance for
     doubtful accounts .............................       (1,466)       (2,042)
   Other intangibles ...............................       (1,248)        3,021
   Other ...........................................         (520)         --
                                                         --------      --------
      Total deferred income tax assets .............      (21,853)      (32,749)
Less-- Valuation allowance .........................          904           884
                                                         --------      --------
      Net deferred income tax liabilities ..........     $ 40,098      $ 65,136
                                                         ========      ========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 1996       1997      1998
                                               ---------  -------   --------

     Tax at federal statutory rate...........  $ 10,063   $ 18,496   $ 31,207
        Add--
           State income taxes, net of
             federal benefit.................     1,184      2,012      2,898
           Nondeductible expenses............       555        360        669
           Other.............................       161        563        (77)
                                               --------   --------   --------
                                               $ 11,963   $ 21,431   $ 34,697
                                               ========   ========   ========


     For purposes of the consolidated federal income tax return, the Company has net operating loss carryforwards available to offset future taxable income of the Company. The net operating loss carryforwards will expire at various dates through 2012. The Company also has tax credit carryforwards which have been partially offset by a valuation allowance. Certain tax credit carryforwards will expire at various periods through 2002. In connection with the acquisition of the Pooled Companies, ownership changes occurred resulting in various limitations on certain tax attributes of the Pooled Companies. However, the Company expects full utilization of these tax attributes prior to their expiration. The effect of differences in foreign versus domestic tax rates is not material for the periods presented.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES

   PURCHASE COMMITMENTS

     As of December 31, 1998, the Company had entered into commitments to purchase 221 motorcoaches for approximately $79.0 million. The Company intends to finance these equipment purchases primarily through cash flows from operations, sales of older equipment and borrowings under the revolving and other outside credit facilities.

   LEASES

     The Company leases certain facilities and equipment under noncancelable operating leases. Rental expense for the years ended December 31, 1996, 1997 and 1998 was $10.0 million, $16.2 million and $22.0 million, respectively. Concurrent with certain acquisitions, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range through October 2030 and provide for certain escalations in the rent expense each year. Included in the 1998 rental expense above is approximately $2.2 million of rent paid to these related parties. The following represents future minimum rental payments under noncancelable operating leases (in thousands):

     Year ending December 31 --
        1999................................................    $  20,437
        2000................................................       17,636
        2001................................................       14,276
        2002................................................        8,788
        2003................................................        9,450
        Thereafter..........................................       28,595
                                                                ---------
                                                                $  99,182
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

   REGULATORY MATTERS

     The Surface Transportation Board ("STB") must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of March 1, 1999, the STB had exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through August 1998. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to acquisitions completed after August 1998 or future acquisitions.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

   INSURANCE CLAIMS

     The primary risks in the Company's operations are bodily injury and property damage to third parties and workers' compensation. The Company has commercial liability insurance policies that provide coverage by the insurance company, subject to deductibles ranging from $5,000 to $250,000, with a majority of claims being made against the motorcoach operations, where the per incident deductible is $100,000. As such, any claim within the deductible per incident would be the financial obligation of the Company.

     The accrued insurance claims represent management's estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policies for claims occurring through December 31, 1998. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

   EMPLOYEE BENEFIT PLANS

     The Company maintains certain 401(k) plans which allow eligible employees to defer a portion of their earnings through contributions to the plans. The Company contributed $0.3 million, $0.5 million and $1.1 million to these plans during the years ended December 31, 1996, 1997 and 1998, respectively.

   COLLECTIVE BARGAINING AGREEMENTS

     The Company is a party to various collective bargaining agreements with certain of its employees. The agreements require the Company to pay specified wages and provide certain benefits to its union employees. These agreements will expire at various times through 2002.


11.  NET EARNINGS PER COMMON SHARE

     Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1996, 1997 and 1998 is illustrated below (in thousands):

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997       1998
                                                          -------   -------   -------
Net income:
   Net income for basic earnings per share - income
      available to common stockholders ................   $16,788   $31,408   $53,758
   Effect of convertible subordinated notes under the
      "if converted" method - interest expense addback,
      net of taxes ....................................       229     1,179     1,846
                                                          -------   -------   -------
   Net income for diluted earnings per share - income
      available to common stockholders ................   $17,017   $32,587   $55,604
                                                          =======   =======   =======

Weighted average shares:
   Weighted average shares outstanding for basic
      earnings per share ..............................    14,742    21,412    24,137
   Effect of dilutive stock options and warrants ......       183       402       526
   Effect of convertible subordinated notes under the
      "if converted" method - weighted convertible
      shares issuable .................................       255     1,140     1,587
                                                          -------   -------   -------
   Weighted average shares outstanding for diluted
      earnings per share ..............................    15,180    22,954    26,250
                                                          =======   =======   =======

12.  INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

     The Company's operations consist of providing motorcoach transportation services and taxicab services. The motorcoach service segment has operations in the United States and Canada. The taxicab service segment has operations in the United States only. The motorcoach transportation segment consists of several similar services including charter and tour, sightseeing, airport service, special destination, commuter services, outsourcing and privatization contracts, and paratransit operations.

     The tables below reflect certain information relating to the Company's operations by segment and then by geographic concentration. Substantially all revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenue. In addition, general corporate assets have been included in the calculation of identifiable assets and are classified under motorcoach transportation (in thousands).

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                   YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1996       1997       1998
                                              ---------  ---------   ---------
BY SEGMENT:
   Revenues
      Motorcoach Transportation............   $ 259,134  $ 458,722   $   699,572
      Taxicab Services.....................      66,583     84,068       103,991
                                              ---------  ---------   -----------
         Total.............................   $ 325,717  $ 542,790   $   803,563
                                              =========  =========   ===========

   Operating Profit
      Motorcoach Transportation............   $  30,629  $  67,338   $   108,708
      Taxicab Services.....................       6,653     10,163        17,361
                                              ---------  ---------   -----------
         Total.............................   $  37,282  $  77,501   $   126,069
                                              =========  =========   ===========

   Depreciation and Amortization
      Motorcoach Transportation............   $  14,450  $  27,742   $    45,214
      Taxicab Services.....................       5,330      7,322         9,500
                                              ---------  ---------   -----------
         Total.............................   $  19,780  $  35,064   $    54,714
                                              =========  =========   ===========

   Identifiable Assets
      Motorcoach Transportation............   $ 313,592  $ 593,379   $ 1,054,427
      Taxicab Services.....................      52,448     72,491       124,816
                                              ---------  ---------   -----------
         Total.............................   $ 366,040  $ 665,870   $ 1,179,243
                                              =========  =========   ===========

   Capital Expenditures
      Motorcoach Transportation............   $  37,428  $  90,983   $   103,808
      Taxicab Services.....................       9,961      6,475        10,926
                                              ---------  ---------   -----------
         Total.............................   $  47,389  $  97,458   $   114,734
                                              =========  =========   ===========

BY GEOGRAPHICAL AREA:

   Revenues
      United States........................   $ 298,250  $ 501,867   $   762,587
      Canada...............................      27,467     40,923        40,976
                                              ---------  ---------   -----------
         Total.............................   $ 325,717  $ 542,790   $   803,563
                                              =========  =========   ===========

   Long-lived Assets
      United States........................   $ 292,249  $ 543,366   $ 1,002,760
      Canada...............................      11,745     24,663        27,667
                                              ---------  ---------   -----------
         Total.............................   $ 303,994  $ 568,029   $ 1,030,427
                                              =========  =========   ===========


13.  SUPPLEMENTAL GUARANTOR INFORMATION

     The Company's payment obligations under the Senior Subordinated Notes are jointly and severally guaranteed by all domestic subsidiaries (the "Guarantors") of the Company. The following condensed consolidating balance sheet, statement of income and statement of cash flows presents the combined financial statements of the Guarantors and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the Guarantors are not deemed material to investors. Information as of December 31, 1998 and for the twelve months then ended has been omitted as the total assets and pre-tax income of the non-guarantor subsidiaries is less than 3% of the consolidated total.

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                COACH          GUARANTOR     NONGUARANTOR
                                               USA, INC.      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                              -----------    -------------- --------------- --------------   --------------
         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ............      $    --         $   3,426      $     222       $               $   3,648
   Accounts receivable, net of allowance            --            40,049          3,297                          43,346
   Inventories ..........................           --            21,019          1,471                          22,490
   Notes receivable, current portion ....           --             4,138           --                             4,138
   Prepaid expenses and other current
      assets ............................           --            22,573          1,646                          24,219
                                               ---------       ---------      ---------       ---------       ---------
      Total current assets ..............           --            91,205          6,636            --            97,841

   PROPERTY AND EQUIPMENT, net ..........           --           380,794         15,006                         395,800
   NOTES RECEIVABLE, net of
      allowance .........................           --             8,906           --                             8,906
   GOODWILL, net ........................           --           136,299          9,277                         145,576
   INTERCOMPANY & INVESTMENTS
      IN SUBSIDIARIES ...................        420,680            --             --          (420,680)           --
   OTHER ASSETS, net ....................          7,162          10,205            380                          17,747
                                               ---------       ---------      ---------       ---------       ---------
      Total assets ......................      $ 427,842       $ 627,409      $  31,299       $(420,680)      $ 665,870
                                               =========       =========      =========       =========       =========

    LIABILITIES AND STOCKHOLDERS'
                   EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term
      obligations .......................      $    --         $   4,784      $   7,228       $               $  12,012
   Accounts payable and accrued
      liabilities .......................          7,564          77,676          5,900                          91,140
                                               ---------       ---------      ---------       ---------       ---------

      Total current liabilities .........          7,564          82,460         13,128            --           103,152

LONG-TERM OBLIGATIONS, net of
   current maturities ...................        109,723         373,498         10,969        (335,438)        158,752
SENIOR SUBORDINATED NOTES ...............        150,000            --             --                           150,000
CONVERTIBLE SUBORDINATED
   NOTES ................................           --            52,300           --                            52,300
DEFERRED INCOME TAXES ...................           --            38,236          2,875                          41,111
                                               ---------       ---------      ---------       ---------       ---------

      Total liabilities .................        267,287         546,494         26,972        (335,438)        505,315

STOCKHOLDERS' EQUITY:
   Common Stock .........................            218              78              4             (82)            218
   Additional paid-in capital ...........        121,534          51,193          1,668         (52,861)        121,534
   Cumulative other comprehensive
     income .............................           (479)           --             (479)            479            (479)
   Retained earnings ....................         39,282          29,644          3,134         (32,778)         39,282
                                               ---------       ---------      ---------       ---------       ---------

      Total stockholders' equity ........        160,555          80,915          4,327         (85,242)        160,555
                                               ---------       ---------      ---------       ---------       ---------

      Total liabilities and stockholders'
         equity .........................      $ 427,842       $ 627,409      $  31,299       $(420,680)      $ 665,870
                                               =========       =========      =========       =========       =========

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                    CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (IN THOUSANDS)

                                    COACH          GUARANTOR       NONGUARANTOR
                                   USA, INC.      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                  -----------    --------------   ---------------  --------------    -------------
REVENUES ...................       $    --          $ 501,867        $  40,923        $                $ 542,790
OPERATING EXPENSES .........            --            365,769           33,176                           398,945
                                   ---------        ---------        ---------        ---------        ---------

      Gross profit .........            --            136,098            7,747             --            143,845

GENERAL AND ADMINISTRATIVE
   EXPENSES ................             179           60,819            3,499                            64,497
MERGER RELATED COSTS .......            --              1,738              109                             1,847
                                   ---------        ---------        ---------        ---------        ---------

      Operating income .....            (179)          73,541            4,139             --             77,501

INTEREST EXPENSE ...........            --             21,971            1,135                            23,106
EQUITY IN INCOME OF
   SUBSIDIARIES ............          31,587             --               --            (31,587)            --
                                   ---------        ---------        ---------        ---------        ---------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS .          31,408           51,570            3,004          (31,587)          54,395

PROVISION FOR INCOME TAXES .            --             20,856            1,202                            22,058
                                   ---------        ---------        ---------        ---------        ---------

INCOME BEFORE EXTRAORDINARY
   ITEMS ...................          31,408           30,714            1,802          (31,587)          32,337

EXTRAORDINARY ITEMS, net of
   income taxes ............            --               (794)            (135)                             (929)
                                   ---------        ---------        ---------        ---------        ---------

NET INCOME .................       $  31,408        $  29,920        $   1,667        $ (31,587)       $  31,408
                                   =========        =========        =========        =========        =========

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                 COACH         GUARANTOR      NONGUARANTOR
                                                USA, INC.     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               -----------   --------------  ---------------  -------------   --------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income ............................      $  31,408       $  29,920       $   1,667        $(31,587)      $  31,408
   Adjustments to reconcile net income--
      Depreciation and amortization ......           --            33,403           1,661            --            35,064
      Equity in income of subsidiaries ...        (31,587)           --              --            31,587            --
      Gain on sale of assets .............           --            (1,468)           (758)                         (2,226)
      Deferred income tax provision ......           --            12,019             359                          12,378
      Changes in operating assets and
         liabilities --
        Accounts receivable, net .........           --            (7,667)            678                          (6,989)
        Inventories ......................           --            (7,818)            185                          (7,633)
        Prepaids and other current assets            --            (4,700)           (680)                         (5,380)
        Accounts payable and accrued
           liabilities ...................          6,985         (22,545)           (895)                        (16,455)
        Other ............................           --             1,230             842                           2,072
                                                ---------       ---------       ---------       ---------       ---------
          Net cash provided by
             operating activities ........          6,806          32,374           3,059            --            42,239

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Additions to property and equipment ...           --           (88,986)         (8,472)                        (97,458)
   Proceeds from sales of property and
      equipment ..........................           --            26,366           7,521                          33,887
   Cash consideration paid for Purchased
      Companies, net .....................        (62,457)           --            (2,167)                        (64,624)
   Increase in notes receivable, net .....           --            (9,749)           --                            (9,749)
                                                ---------       ---------       ---------       ---------       ---------
          Net cash used in
             investing activities ........        (62,457)        (72,369)         (3,118)           --          (137,944)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Intercompany ..........................       (151,592)        151,592             --                             --
   Principal payments on long-term
      obligations ........................           --          (109,478)         (9,591)                       (119,069)
   Proceeds from issuance of long-term
      obligations ........................        195,113           8,022           8,860                         211,995
   Proceeds from issuance of Common
      Stock ..............................          2,510            --              --                             2,510
   S Corporation dividends paid by certain
      Pooled Companies ...................           --            (1,216)           --                            (1,216)
   Other .................................           --               411            (269)                            680
                                                ---------       ---------       ---------       ---------       ---------
          Net cash provided by (used in)
             financing activities ........         46,031          49,331            (462)           --            94,900
                                                ---------       ---------       ---------       ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ..........           --              --              (270)           --              (270)
                                                ---------       ---------       ---------       ---------       ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..................         (9,620)          9,336            (791)                         (1,075)

CASH AND CASH EQUIVALENTS,
    beginning of year ....................           --             3,710           1,013            --             4,723
                                                ---------       ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS,
   end of year ...........................      $  (9,620)      $  13,046       $     222       $    --         $   3,648
                                                =========       =========       =========       =========       =========

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.     STOCK OPTION PLANS

      In June 1998, the 1996 Long-Term Incentive Plan was amended and restated. The Company's 1998 Long-Term Incentive Plan provides for the granting of options to key employees to purchase an aggregate of not more than the greater of 4,000,000 shares or 18% of the total number of shares of the Company's Common Stock outstanding at the time of grant at fair market value on the date of grant. Options granted generally become exercisable in equal annual installments over a five year period. The options expire ten years from the date of grant if unexercised. Outstanding options may be canceled and reissued under terms specified in the plan.

      The Company's 1996 Non-Employee Directors' Stock Plan provides for the granting of options to non-employee directors of the Company to purchase an aggregate of not more than 250,000 shares of the Company's Common Stock at fair market value on the date of grant. The granted options become exercisable immediately upon grant. The options expire at the earlier of (i) 10 years from the date of grant or (ii) one year after the non-employee director ceases to serve as a director of the Company.

      The following table summarizes activity under all the Company's stock option plans as of December 31, 1996, 1997 and 1998 (in thousands, except per share data):

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                                      1996                            1997                            1998
                                          -----------------------------    ---------------------------     ------------------------
                                                           WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                           AVERAGE                        AVERAGE                        AVERAGE
                                                           EXERCISE                       EXERCISE                       EXERCISE
                                           SHARES           PRICE           SHARES          PRICE            SHARES       PRICE
                                          ---------      -------------    ------------   --------------    ----------   -----------
Options outstanding at beginning
   of year .......................            --           $  --             1,828         $ 17.77           2,797       $ 22.36
Granted ..........................           1,853           17.73           1,209           28.11           1,097         30.93
Forfeited ........................             (25)          14.79            (121)          16.92            (219)        24.27
Exercised ........................            --              --              (119)          15.80            (220)        19.71
                                           -------         -------         -------         -------         -------       -------

Options outstanding at end of year           1,828         $ 17.77           2,797         $ 22.36           3,455       $ 25.13
                                           =======         =======         =======         =======         =======       =======


Options exercisable at year end ..              30                             290                             643
Weighted-average fair value of
   options granted during the year         $ 14.16                         $ 13.30                         $ 14.07

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding as of December 31, 1998:

                            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
---------------------------------------------------------------------  ---------------------------------
                                         WEIGHTED
                          NUMBER          AVERAGE         WEIGHTED         NUMBER            WEIGHTED
                        OUTSTANDING      REMAINING        AVERAGE        EXERCISABLE          AVERAGE
    RANGE OF              AS OF         CONTRACTUAL       EXERCISE           AS OF            EXERCISE
 EXERCISE PRICES    DECEMBER 31, 1998      LIFE            PRICE      DECEMBER 31, 1998        PRICE
-----------------  ------------------  --------------  -------------  ------------------   --------------
                         (000'S)                                            (000'S)
 $14.00 - $23.75           1,441             7.88        $   18.06                379        $    16.98
 $25.00 - $34.07           1,663             8.70            28.66                239             27.98
 $34.69 - $45.38             351             9.54            37.38                 25             44.44
                       ---------        ---------        ---------        -----------        ----------
                           3,455             8.44        $   25.13                643        $    22.14
                       =========        =========        =========        ===========        ==========

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

                                                                  1996         1997       1998
                                                                --------     --------   --------
   Net Earnings                   As reported.............      $ 16,788     $ 31,408   $ 53,758
                                  Pro forma...............      $ 15,386     $ 28,117   $ 48,702

   Diluted Earnings Per Share     As reported.............      $   1.12     $   1.42   $   2.12
                                  Pro forma...............      $   1.03     $   1.28   $   1.93


     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996, 1997 and 1998:

                       COACH USA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                               1996             1997                1998
                                          ---------------   --------------    ----------------
   Range of risk-free interest rates...    6.43% - 6.96%     5.73% - 6.81%      4.38% - 5.74%
   Expected life.......................       10 years         6 years             6 years
   Average volatility..................        35.0%            35.0%               43.0%
   Dividend yield......................         0.0%             0.0%                0.0%


15.  PENSION AND OTHER BENEFIT PLANS

     During 1998, the Company acquired certain subsidiaries which had defined benefit plans and a defined benefit post-retirement medical plan. The following table illustrates the change in benefit obligations, change in plan assets and funded status of these benefit plans for 1998 (in thousands).

                                                      DEFINED          OTHER
                                                      BENEFIT       RETIREMENT
                                                       PLANS           PLANS
                                                    -----------     -----------
     CHANGE IN BENEFIT OBLIGATIONS:
     Obligations at beginning of year............   $    21,814      $    2,767
     Service cost................................           414              77
     Interest cost...............................         1,444             194
     Plan participant's contributions............           101             105
     Amendments..................................         1,171            --
     Actuarial loss..............................           151             (90)
     Benefits paid...............................        (1,233)           (105)
                                                    -----------      ----------
     Benefit obligations at end of year..........   $    23,862      $    2,948
                                                    ===========      ==========

     CHANGE IN PLAN ASSETS:
     Fair value of plan assets at beginning
       of year...................................   $    18,661      $     --
     Actual return on plan assets................         2,778            --
     Employer contributions......................           600            --
     Plan participants contributions.............           101            --
     Benefits paid...............................        (1,376)           --
                                                    -----------      ----------
     Fair value of plan assets at end of year....   $    20,764      $     --
                                                    ===========      ==========

     Funded status...............................   $    (3,098)     $   (2,948)
     Unrecognized actuarial gain.................        (1,167)           --
     Unrecognized prior service cost.............          --              --
     Unrecognized transition obligation..........           990               1
                                                    -----------      ----------
     Net amount recognized.......................   $    (3,275)     $   (2,947)
                                                    ===========      ==========

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          DEFINED           OTHER
                                                          BENEFIT        RETIREMENT
                                                           PLANS            PLANS
                                                        ------------    ------------
   AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET
     CONSISTS OF:
     Accrued benefit cost, net......................    $    (3,275)      $   (2,947)
     Accrued additional benefit liability...........           (327)            --
     Intangible asset...............................             68             --
     Accumulated other comprehensive income.........            259             --
                                                        -----------       ----------
     Net amount recognized..........................    $    (3,275)      $   (2,947)
                                                        ===========       ==========

   WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31, 1998:
     Discount rate..................................           6.94%           6.95%
     Expected return on assets......................           8.36%           9.00%
     Rate of compensation increase..................           4.15%            --

   For measurement purposes under the post-retirement medical plan, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed.

   COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost...................................    $       414       $       77
     Interest cost..................................          1,444              194
     Expected return on plan assets.................         (2,661)            --
     Amortization of prior service cost.............            160             --
     Recognized actuarial loss......................          1,263               75
                                                        -----------       ----------
     Net periodic benefit cost......................    $       620       $      346
                                                        ===========       ==========

   The aggregate projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets was approximately $6.4 million as of December 31, 1998.

   Assumed health care cost trend rates have a significant effect on amounts reported for the post-retirement medical plan. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                              1.0% INCREASE   1.0% DECREASE
                                                              --------------  -------------
   Effect on total service and interest cost components......     $   32         $  (28)

   Effect on post-retirement benefit obligation .............        302           (264)


                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  EXTRAORDINARY ITEMS

     The extraordinary items recorded in 1997 and 1998 include extraordinary losses of $0.9 million and $0.6 million, net of taxes, respectively, related to prepayment penalties from the early extinguishment of certain debt.

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


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 1997 and 1998. All periods presented have been restated for acquisitions accounted for as poolings-of-interests (in thousands, except per share data).

                        COACH USA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                        FOR THE THREE MONTHS ENDED,
                                                           ------------------------------------------------------
                                                             MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                                                           -----------   -----------   ------------  ------------
1998
Revenues ...............................................   $   149,983   $   196,653   $   232,916   $   224,011
Gross profit ...........................................        32,003        57,022        71,139        60,482
Net income before extraordinary items ..................         2,443        15,422        21,788        14,736
Net income .............................................         2,355        15,083        21,677        14,642

Basic earnings per common share:
   Net income before extraordinary items ...............   $       .11   $       .65   $       .86   $       .58
   Net income ..........................................   $       .11   $       .64   $       .86   $       .58

Diluted earnings per common and common equivalent share:
   Net income before extraordinary items ...............   $       .11   $       .61   $       .81   $       .56
   Net income ..........................................   $       .10   $       .60   $       .81   $       .55

1997
Revenues ...............................................   $    96,532   $   138,712   $   157,109   $   150,437
Gross profit ...........................................        19,574        38,653        45,212        40,406
Net income before extraordinary items ..................         1,678         9,918        12,621         8,120
Net income .............................................         1,559         9,638        12,416         7,795

Basic earnings per common share:
   Net income before extraordinary items ...............   $       .08   $       .47   $       .59   $       .37
   Net income ..........................................   $       .08   $       .44   $       .58   $       .36

Diluted earnings per common and common equivalent share:
   Net income before extraordinary items ...............   $       .08   $       .45   $       .56   $       .36
   Net income ..........................................   $       .07   $       .44   $       .55   $       .35


   Due to rounding, the sum of the quarterly amounts reflected above for net earnings per share do not add to the annual net income per share reflected in the accompanying consolidated statements of income.


18.  SUBSEQUENT EVENTS (UNAUDITED)

     Through March 1, 1999, the Company acquired two additional businesses subsequent to December 31, 1998. These subsequent acquisitions were accounted for as purchases. The aggregate consideration paid in these transactions was $1.3 million in cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

   These items have been omitted in accordance with the instructions to Form 10-K. We will file with the Commission in April 1999 a definitive proxy statement including the information required to be disclosed under these items. Such information is incorporated into this Annual Report on Form 10-K by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report.

     (1) Financial Statements - See Index to Consolidated Financial Statements at Item 8 of this report.

     (2) Financial Schedules:

         A. Report of Independent Public Accountants

         B. Schedule II - Valuation and Qualifying Accounts

     (3) Exhibits

      EXHIBIT
      NUMBER                                DESCRIPTION
     --------                              -------------
        3.1      -- Second Amended and Restated Certificate of Incorporation
                    of Coach USA (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (File No. 333-33755))
        3.2      -- By-Laws of Coach USA (Incorporated by reference to
                    Exhibit 3.2 to our
                    Registration Statement on Form S-1 (File No. 333-2704))
        4.1      -- Form of certificate evidencing ownership of Common Stock of Coach USA (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-2704))
        4.2      -- Indenture dated as of June 24, 1997 between Coach USA,
                    the Guarantors named therein, and the Bank of New York, as Trustee, with respect to the 93/8% Senior Subordinated Notes due 2007 (including form of 93/8% Senior Subordinated Note due 2007) (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-33215))
        4.3      -- Certificate of Designation of Series A Voting Preferred
                    Stock (par value $0.01 per share) of Coach USA (Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the period ended December 31, 1997
                    (File No. 0-28056))
       10.1      -- Coach USA 1996 Long-Term Incentive Plan (Incorporated
                    by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333- 2704))
       10.2      -- Coach USA 1998 Long-Term Incentive Plan (Incorporated by
                    reference to Exhibit 10.2 to Annex I to our Proxy Statement on Form DEF 14A filed April 30, 1998)
       10.3      -- Coach USA 1996 Non-Employee Directors' Stock Option Plan
                    (Incorporated by reference from Exhibit 10.2 to Amendment No. 2 to our Registration Statement on Form S-1
                    (File No. 333-2704))
       10.4      -- Employment Agreement between Coach USA and Lawrence K.
                    King (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-6525))
       10.5      -- Employment Agreement between Coach USA and Douglas M.
                    Cerny (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-6525))
       10.6      -- Employment Agreement between Coach USA, Cape Transit
                    Corp. and John Mercadante, Jr. (Incorporated by reference to
                    Exhibit 10.6 to our Registration Statement on Form S-1
                    (File No. 333-6525))

      EXHIBIT
      NUMBER                                DESCRIPTION
     ---------                             -------------
       10.7     --  Employment Agreement among Coach USA, Community Coach,
                    Inc. and affiliated entities and Frank P. Gallagher
                    (Incorporated by reference to Exhibit 10.7 to our
                    Registration Statement on Form S-1 (File No. 333-6525))
       10.8     --  Employment Agreement among Coach USA, Leisure Time
                    Tours and Gerald Mercadante (Incorporated by reference to
                    Exhibit 10.9 to our Registration Statement on Form S-1
                    (File No. 333-6525))
       10.9     --  Employment Agreement by and between Coach USA and
                    Barnett Rukin dated July 31, 1998
       10.10    --  Amendment Dated June 24, 1997 to Agreement Between Coach
                    USA and Exel Motorcoach Partners, LLC (Incorporated by
                    reference to Exhibit 10.1 to our Registration Statement on
                    Form S-4 (File No. 333-33215))
       10.11    --  Warrants to Purchase 100,000 Shares of Common Stock of Coach
                    USA, held by American Business Partners, LLC, formerly known as Exel Motorcoach Partners, LLC (Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10- K for the
                    period ended December 31, 1997 (File No. 001-12939))
       10.12    --  Credit Agreement Among Coach USA, as Borrower, The Financial
                    Institutions named in the Credit Agreement as Banks, and
                    NationsBank Texas, N.A., as Agent for the Banks, dated
                    August 13, 1997 (Incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the period ended
                    June 30, 1997 (File No. 001-12939))
       10.13    --  Amended and Restated Credit Agreement Among Coach USA, as
                    Borrower, The Financial Institutions named in the Credit
                    Agreement as Banks, and NationsBank Texas, N.A., as Agent
                    for Banks, dated August 14, 1998 (Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended
                    September 30, 1998 (File No. 000-28056))
       11       --  Statement regarding Computation of Net Income Per Share --
                    See Note 11 of the Notes to Consolidated Financial
                    Statements of Coach USA, Inc. and Subsidiaries contained in
                    Item 8. of this Annual Report on Form 10-K.
       21       --  List of subsidiaries of Coach USA
       23       --  Consent of Arthur Andersen LLP
       27       --  Financial Data Schedule


     (b)  Reports on Form 8-K:

               None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                              COACH USA, INC.


                              By: /S/ LAWRENCE K. KING
                                      Lawrence K. King
                              Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                CAPACITY IN WHICH SIGNED                 DATE
           -------------             --------------------------             ---------
       /S/ LAWRENCE K. KING           Chairman of the Board and           March 18, 1999
---------------------------------       Chief Executive Officer
         Lawrence K. King               (Principal Executive
                                        Officer and Principal
                                        Financial Officer)


       /S/ RAYMOND K. TURNER          Vice President of Finance and       March 18, 1999
---------------------------------       Corporate Controller
         Raymond K. Turner              (Principal Accounting
                                        Officer)


     /S/ JOHN MERCADANTE, JR.         President and Director              March 18, 1999
---------------------------------
       John Mercadante, Jr.


      /S/ FRANK P. GALLAGHER          Executive Vice President,           March 18, 1999
---------------------------------       Chief Operating Officer
        Frank P. Gallagher              and Director


       /S/ GERALD MERCADANTE          Director                            March 18, 1999
---------------------------------
         Gerald Mercadante


         /S/ BARNETT RUKIN            Director                            March 18, 1999
---------------------------------
           Barnett Rukin


     /S/ RICHARD H. KRISTINIK         Director                            March 18, 1999
---------------------------------
       Richard H. Kristinik


       /S/ STEVEN S. HARTER           Director                            March 18, 1999
---------------------------------
         Steven S. Harter


       /S/ WILLIAM J. LYNCH           Director                            March 18, 1999
---------------------------------
         William J. Lynch


       /S/ PAUL M. VERROCHI           Director                            March 18, 1999
---------------------------------
         Paul M. Verrochi


      /S/ FRANK V. ATLEE III          Director                            March 18, 1999
---------------------------------
        Frank V. AtLee III


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Coach USA, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated March 1, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial data included in
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
March 1, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


The activity in the allowance for doubtful accounts is as follows (in thousands):

                                                       BEGINNING
                                          BALANCE AT   BALANCE OF                              BALANCE AT
                                           BEGINNING   PURCHASED     CHARGED TO                  END OF
                                           OF PERIOD   COMPANIES      EXPENSE     WRITE-OFFS     PERIOD
                                         -----------  ------------  -----------  ------------- ------------
Year ended December 31, 1996...........      2,132          957        1,225         (838)        3,476
Year ended December 31, 1997...........      3,476        1,180          880       (1,873)        3,663
Year ended December 31, 1998...........      3,663        2,218          956       (1,507)        5,330