Form 10-Q
period 1999-03-31
COACH USA INC
filed 1999-05-14
CIK 1011147

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended MARCH 31, 1999 or

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

      Yes [X]     No  [ ]

      The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 7, 1999 was 25,429,490.

                               COACH USA, INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                    INDEX

                                                                     PAGE
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

      COACH USA, INC. AND SUBSIDIARIES
         Condensed Consolidated Balance Sheets.........................   3
         Condensed Consolidated Statements of Income...................   4
         Condensed Consolidated Statements of Stockholders' Equity.....   5
         Condensed Consolidated Statements of Cash Flows...............   6
         Notes to Condensed Consolidated Financial Statements..........   7


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................  18

   Item 3 - Quantitative and Qualitative Disclosure About Market
            Risk.......................................................  23

PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K...........................  24

      (a)   Exhibits.

            27 - Financial Data Schedule.

      (b)   Reports on Form 8-K.

SIGNATURE..............................................................  25

                       COACH USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31,        MARCH 31,
                                                                                            1998               1999
                                                                                        -------------      -------------
                                                                                                            (Unaudited)
                                     ASSETS
  CURRENT ASSETS:
           Cash and cash equivalents ..............................................      $     8,267        $     8,079
           Accounts receivable, net of allowance of $5,330 and $5,149 .............           76,748             75,782
           Inventories ............................................................           35,196             37,769
           Notes receivable, current portion ......................................            4,856              5,160
           Prepaid expenses and other current assets ..............................           23,749             30,416
                                                                                         -----------        -----------
                  Total current assets ............................................          148,816            157,206

  PROPERTY AND EQUIPMENT, net .....................................................          574,313            596,349
  NOTES RECEIVABLE, net of allowance of $500 and $500 .............................           23,658             24,571
  GOODWILL, net ...................................................................          404,992            406,344
  OTHER ASSETS, net ...............................................................           27,464             19,457
                                                                                         -----------        -----------
                  Total assets ....................................................      $ 1,179,243        $ 1,203,927
                                                                                         ===========        ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
           Current maturities of long-term obligations ............................      $    23,072        $    16,059
           Current maturities of convertible subordinated notes ...................           12,415             13,250
           Accounts payable and accrued liabilities ...............................          138,757            144,056
                                                                                         -----------        -----------
                  Total current liabilities .......................................          174,244            173,365

  LONG-TERM OBLIGATIONS, net of current maturities ................................          372,482            405,453
  SENIOR SUBORDINATED NOTES .......................................................          150,000            150,000
  CONVERTIBLE SUBORDINATED NOTES, net of current maturities .......................           66,339             61,348
  DEFERRED INCOME TAXES ...........................................................           65,136             63,957
                                                                                         -----------        -----------
                  Total liabilities ...............................................          828,201            854,123
                                                                                         -----------        -----------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
           Preferred stock $.01 par, 500,000 shares authorized, 1 share issued
              and outstanding .....................................................             --                 --
           Common stock $.01 par, 100,000,000 shares authorized, 25,412,130 and
              25,427,140 shares issued and outstanding, respectively ..............              254                254
           Additional paid-in capital .............................................          258,709            259,003
           Cumulative other comprehensive income ..................................             (961)              (904)
           Retained earnings ......................................................           93,040             91,451
                                                                                         -----------        -----------
                  Total stockholders' equity ......................................          351,042            349,804
                                                                                         -----------        -----------
                  Total liabilities and stockholders' equity ......................      $ 1,179,243        $ 1,203,927
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

                       COACH USA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          1998         1999
                                                       ---------    ---------
  REVENUES .........................................   $ 149,983    $ 201,599
  OPERATING EXPENSES ...............................     117,980      155,946
                                                       ---------    ---------
           Gross profit ............................      32,003       45,653

  GENERAL AND ADMINISTRATIVE EXPENSES ..............      18,814       26,038
  AMORTIZATION EXPENSE .............................       1,439        2,687
                                                       ---------    ---------
           Operating income ........................      11,750       16,928

  INTEREST EXPENSE .................................       7,745       10,990
                                                       ---------    ---------
  INCOME BEFORE INCOME TAXES,
      EXTRAORDINARY ITEMS AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...       4,005        5,938
  PROVISION FOR INCOME TAXES .......................       1,562        2,375
                                                       ---------    ---------
  INCOME BEFORE EXTRAORDINARY ITEMS AND
      CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE .......................       2,443        3,563

  EXTRAORDINARY ITEMS, net of income taxes .........         (88)          --
  CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE, net of income taxes .          --       (5,152)
                                                       ---------    ---------
  NET INCOME (LOSS) ................................   $   2,355    $  (1,589)
                                                       =========    =========
  BASIC EARNINGS PER COMMON SHARE:
      INCOME BEFORE EXTRAORDINARY ITEMS AND
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE ....................      $     .11    $     .14
      EXTRAORDINARY ITEMS ..........................          --           --
      CUMULATIVE EFFECT OF CHANGE
           IN ACCOUNTING PRINCIPLE .................          --         (.20)
                                                       ---------    ---------
      NET INCOME (LOSS) ............................   $     .11    $    (.06)
                                                       =========    =========
  DILUTED EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE:
      INCOME BEFORE EXTRAORDINARY ITEMS AND
        CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE .......................   $     .11    $     .14
      EXTRAORDINARY ITEMS ..........................        (.01)          --
        CUMULATIVE EFFECT OF CHANGE
          IN ACCOUNTING PRINCIPLE ..................          --         (.20)
                                                       ---------    ---------
      NET INCOME (LOSS) ............................   $     .10    $    (.06)
                                                       =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        COACH USA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                               CUMULATIVE
                                                                  COMMON STOCK    ADDITIONAL     OTHER                    TOTAL
                                                COMPREHENSIVE  ------------------  PAID-IN   COMPREHENSIVE   RETAINED  STOCKHOLDERS'
                                                   INCOME       SHARES    AMOUNT   CAPITAL       INCOME      EARNINGS     EQUITY
                                                -------------  --------- -------- ---------- -------------  ---------- ------------
BALANCE AT DECEMBER 31, 1997 ..................                 21,818   $   218  $ 121,534    $    (479)   $  39,282    $ 160,555
      Issuance of Common Stock:
         Acquisition of Purchased Companies ...                    331         3      7,906         --           --          7,909
         Exercise of stock options and warrants                    280         3      7,688         --           --          7,691
         Conversion of convertible subordinated
              notes ...........................                    683         7     23,158         --           --         23,165
         Proceeds from sale of Common Stock ...                  2,300        23     98,423         --           --         98,446
      Comprehensive income:
         Other comprehensive income:
             Foreign currency translation
                 adjustments ..................  $    (223)       --        --         --           (223)        --           (223)
             Minimum pension liability ........       (259)       --        --         --           (259)        --           (259)
         Net income ...........................     53,758        --        --         --           --         53,758       53,758
                                                 ---------
             Comprehensive income .............  $  53,276        --        --         --           --           --           --
                                                 =========     -------   -------  ---------    ---------    ---------     --------
BALANCE AT DECEMBER 31, 1998 ..................                 25,412   $   254  $ 258,709    $    (961)   $  93,040     $351,042
      Issuance of Common Stock:
         Exercise of stock options ............                     15      --          294         --           --            294
      Comprehensive income:
         Other comprehensive income:
             Foreign currency translation
                 adjustments ..................  $      57        --        --         --             57         --             57
         Net loss .............................     (1,589)       --        --         --           --         (1,589)      (1,589)
                                                 ---------
             Comprehensive income .............  $  (1,532)       --        --         --           --           --           --
                                                 =========     -------   -------  ---------    ---------    ---------    ---------
BALANCE AT MARCH, 1999 (unaudited) ............                 25,427   $   254  $ 259,003    $    (904)   $  91,451    $ 349,804
                                                               =======   =======  =========    =========    =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            COACH USA, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)
                                      (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               1998            1999
                                                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..................................................................     $  2,355        $ (1,589)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities -
               Depreciation and amortization ...........................................       11,117          16,559
               (Gain) loss on sale of assets ...........................................         (251)             28
               Deferred income tax provision (benefit) .................................        1,702          (4,614)
               Effect of cumulative change in accounting principle .....................         --             8,588
               Changes in operating assets and liabilities, net of effect of
                  Purchased Companies -
                    Accounts receivable, net ...........................................       (4,681)          1,026
                    Inventories ........................................................       (3,176)         (5,017)
                    Prepaid expenses and other current assets ..........................        2,247          (6,623)
                    Accounts payable and accrued liabilities ...........................       (8,109)          2,847
                    Other ..............................................................           54            (785)
                                                                                             --------        --------
                         Net cash provided by operating activities .....................        1,258          10,420
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ................................................      (35,340)        (32,744)
    Proceeds from sales of property and equipment ......................................        3,180           2,277
    Cash consideration paid for Purchased Companies, net of cash acquired ..............      (18,385)         (1,123)
    Increase in notes receivable .......................................................       (1,693)         (1,217)
                                                                                             --------        --------
                         Net cash used in investing activities .........................      (52,238)        (32,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term obligations ........................................      (30,253)        (12,621)
    Proceeds from issuance of long-term obligations ....................................       80,249          34,469
    Proceeds from issuance of Common Stock .............................................        1,463             294
                                                                                             --------        --------
                         Net cash provided by financing activities .....................       51,459          22,142

EFFECT OF EXCHANGE RATE CHANGES ........................................................           24              57
                                                                                             --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................................          503            (188)

CASH AND CASH EQUIVALENTS, beginning of period .........................................        3,648           8,267
                                                                                             --------        --------
CASH AND CASH EQUIVALENTS, end of period ...............................................     $  4,151        $  8,079
                                                                                             ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
         Cash paid for interest ........................................................     $ 11,365        $ 14,123
         Cash paid for income taxes ....................................................        6,676             350
         Assets acquired under capital leases ..........................................         --             1,081
         Convertible subordinated notes and other notes issued for Purchased Companies .        9,626            --


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

    In May 1996, Coach USA acquired, simultaneously with the closing of its initial public offering, six established businesses. Through March 31, 1999, the Company has acquired over 70 additional passenger ground transportation businesses. Of these additional businesses acquired, 22 were accounted for as poolings-of-interests. The remaining businesses acquired were accounted for as purchases and are referred to herein as the "Purchased Companies" (see Note 5).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of Coach USA and the Purchased Companies since their respective dates of acquisition.

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

    It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in Coach USA's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC.

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

CUMULATIVE OTHER COMPREHENSIVE INCOME

    As of March 31, 1999, the components of cumulative other comprehensive income include $0.3 million related to a minimum pension liability and $0.6 million in cumulative foreign currency translation adjustments. In addition, comprehensive income for the three months ended March 31, 1998 was $2.4 million.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 superceded the business segment disclosure requirements previously in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment.

    In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The effective date of this pronouncement is for fiscal years beginning after December 15, 1998. At adoption, SOP 98-5 requires the Company to write off any unamortized start-up costs as a cumulative change in accounting principle and expense all future start-up costs as they are incurred. The Company has adopted SOP 98-5 effective January 1, 1999. The adoption of SOP 98-5 resulted in a non-recurring, non-cash, after-tax charge of approximately $5.2 million.

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating the potential impact of implementing SFAS No. 133.

3.  NET INCOME PER COMMON SHARE

    Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 1998 and 1999 are illustrated below (in thousands):

                           COACH USA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                     (CONTINUED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                     1998        1999
                                                                  ---------    ---------
Net income (loss):
    Net income for basic earnings per share -
       income available to common stockholders ..............     $  2,355     $ (1,589)
    Effect of convertible subordinated notes under the
       "if converted" method - interest expense addback,
       net of taxes (1) .....................................         --           --
                                                                  --------     --------
    Net income (loss) for diluted earnings per share - income
       available to common stockholders .....................     $  2,355     $ (1,589)
                                                                  ========     ========

Weighted average shares:
    Weighted average shares outstanding for
       basic earnings per share .............................       22,024       25,421
    Effect of dilutive stock options and warrants ...........          599          333
    Effect of convertible subordinated notes under
       the "if converted" method - weighted average
       convertible shares issuable (1) ......................         --           --
                                                                  --------     --------
    Weighted average shares outstanding for diluted
       earnings per share ...................................       22,623       25,754
                                                                  ========     ========


(1) All convertible subordinated notes outstanding as of March 31,1998 and 1999 are anti-dilutive for purposes of determining earnings per share. As such, they have been excluded from the calculation for the respective periods presented.

4.  LONG TERM OBLIGATIONS

REVOLVING CREDIT FACILITIES

    In August 1998, the Company amended and restated its revolving credit agreement. The credit agreement provides for revolving credit facilities totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facilities, in addition to fully subordinated debt. The revolving credit facilities consist of two tranches. Tranche "A" is a $300 million credit facility that matures in August 2001, at which time all amounts then outstanding become due. Tranche"B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facilities are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facilities are secured by substantially all of the assets of the Company. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.25%, as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facilities. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of March 31, 1999, the Company had a total of $421.5 million outstanding under the revolving and other outside credit facilities and had utilized $21.8 million of the facilities for letters of credit securing certain insurance obligations and performance bonds, resulting in a borrowing availability of $61.7 million under the revolving and other outside credit facilities.

                           COACH USA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                     (CONTINUED)

CONVERTIBLE SUBORDINATED NOTES

    As of March 31, 1999, the Company had outstanding $74.6 million of convertible subordinated notes issued to certain former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The notes bear interest at a weighted average interest rate of 4.58% and are convertible by the holder into shares of Common Stock, at any time after one year of issuance.

5.  BUSINESS COMBINATIONS

PURCHASES

    During 1998, the Company acquired several businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $186.7 million in cash, net of cash acquired, approximately 331,000 shares of the Company's Common Stock, $49.7 million in subordinated notes convertible into approximately 971,000 shares of Common Stock and $18.4 million of other subordinated notes payable. The accompanying condensed consolidated balance sheet as of March 31, 1999, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $258.6 million, representing the excess of the purchase price over the fair value of the net assets acquired.

    During the three months ended March 31, 1999, the Company acquired additional businesses in transactions accounted for as purchases. The aggregate consideration paid in these transactions was $1.3 million in cash, net of cash acquired. The accompanying condensed consolidated balance sheet as of March 31, 1999, includes certain preliminary allocations of the respective purchase prices and is subject to final adjustment. The preliminary allocations resulted in goodwill recognized of $1.4 million, representing the excess of the purchase price over the fair value of the net assets acquired.

    The PRO FORMA FOR PURCHASED COMPANIES data below gives pro forma effect to the acquisition of the Purchased Companies as if those acquisitions occurred on January 1, 1998, and gives further pro forma effect to (i) certain reductions in salaries and benefits to the former owners of the Purchased Companies which were agreed to in connection with the acquisitions of the Purchased Companies (collectively, the "Compensation Differential"), (ii) the amortization of goodwill, (iii) interest expense attributable to cash expended and convertible subordinated and other notes issued in connection with the acquisition of the Purchased Companies, (iv) an adjustment to record the interest savings related to the repayment of debt from proceeds of the secondary offering of Common Stock completed in May 1998, as if the offering had been completed at the beginning of all periods presented, and (v) income tax adjustments attributable to the above adjustments (in thousands, except per share data).

                           COACH USA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                     (CONTINUED)

PRO FORMA FOR PURCHASED COMPANIES:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       --------------------
                                                                         1998        1999
                                                                       --------    --------
                                                                           (unaudited)
Revenues ........................................................      $194,838    $202,099
Income before extraordinary items and cumulative
   effect of change in accounting principle .....................         2,231       3,617
Diluted earnings per share before extraordinary items
   and cumulative effect of change in accounting principle ......           .09         .14


    The pro forma results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the Purchased Companies been combined at the beginning of the periods presented.

6.  COMMITMENTS AND CONTINGENCIES

CLAIMS AND LAWSUITS

    The Company is subject to certain claims and lawsuits arising in the normal course of business, most of which involve claims for personal injury and property damage incurred in connection with its operations. The Company maintains various insurance coverages in order to minimize financial risk associated with the claims. The Company is also subject to routine litigation regarding contracts and employment claims. The Company has provided for certain of these actions in the accompanying interim condensed consolidated financial statements. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not be material to the Company's financial position or results of operations.

REGULATORY MATTERS

    The Surface Transportation Board (STB) must approve or exempt any consolidation or merger of two or more regulated interstate motorcoach operators or the acquisition of one such operator by another. As of May 7, 1999, the STB had approved or exempted from regulatory approval requirements each of the acquisition transactions involving federally-regulated interstate motorcoach operators entered into by the Company through August 1998. There can be no assurance that the Company will be able to obtain such approval or exemption with respect to the acquisitions completed after August 1998 or future acquisitions.

ESTIMATED INSURANCE CLAIMS

    The primary casualty risks in the Company's operations are bodily injury and property damage to third parties and workers' compensation. The Company has commercial liability insurance policies that provide coverage by the insurance company, subject to deductibles ranging from $5,000 to $1,000,000, with a majority of claims being made against the motorcoach operations, where the per incident deductible is $1,000,000. As such, any claim within the deductible per incident would be the financial obligation of the Company.

    The accrued insurance claims, included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet, represents management's estimate of the Company's potential claims

                           COACH USA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                     (CONTINUED)

costs in satisfying the deductible provisions of its insurance policies for claims occurring through March 31, 1999. The accrual is based on known facts and historical trends. Management believes such accrual to be adequate.

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

    The tables below reflect certain information relating to the Company's operations by segment and then by geographic concentration. Substantially all revenues represent sales from unaffiliated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenue (in thousands).

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    ---------------------
                                                      1998         1999
                                                    --------      -------
                                                          (unaudited)
BY SEGMENT:
    Revenues:
       Motorcoach Transportation.................   $126,048     $171,953
       Taxicab Services..........................     23,935       29,646
                                                    --------     --------
           Total.................................   $149,983     $201,599
                                                    ========     ========

    Operating Profit:
       Motorcoach Transportation.................   $  8,398     $ 12,312
       Taxicab Services..........................      3,352        4,616
                                                    --------     --------
           Total.................................   $ 11,750     $ 16,928
                                                    ========     ========
 BY GEOGRAPHIC AREA:
    Revenues:
       United States.............................   $142,879     $194,660
       Canada ...................................      7,104        6,939
                                                    --------     --------
           Total.................................   $149,983     $201,599
                                                    ========     ========

                           COACH USA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                     (CONTINUED)


8.  SUPPLEMENTAL GUARANTOR INFORMATION

    The Company's payment obligations under the Senior Subordinated Notes are jointly and severally guaranteed by all domestic subsidiaries (the Guarantors) of the Company. The following unaudited condensed consolidating balance sheet, statement of income and statement of cash flows presents the combined financial statements of the Guarantors and non-guarantor subsidiaries. Separate financial statements and other disclosures concerning the Guarantors are not deemed material to investors. Information as of March 31, 1999 and for the three months then ended has been omitted as the total assets and pre-tax income of the non-guarantor subsidiaries is less than 3% of the consolidated total.

                           COACH USA, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                     (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF MARCH 31, 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                COACH       GUARANTOR    NONGUARANTOR
                                                               USA, INC.   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                              ----------   ------------  ------------  ------------  ------------
          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................    $    --       $   4,610    $    (459)    $    --       $   4,151
     Accounts receivable, net of allowance ................         --          46,639        2,787          --          49,426
     Inventories ..........................................         --          24,502        1,655          --          26,157
     Notes receivable, current portion ....................         --           4,497         --            --           4,497
     Prepaid expenses and other current assets ............         --          21,304        1,486          --          22,790
                                                               ---------     ---------    ---------     ---------     ---------

           Total current assets ...........................         --         101,552        5,469          --         107,021

     PROPERTY & EQUIPMENT, net ............................         --         445,976       14,960          --         460,936
     NOTES RECEIVABLE, net of allowance ...................         --          10,240         --            --          10,240
     GOODWILL, net ........................................         --         164,688        9,326          --         174,014
     INTERCOMPANY & INVESTMENTS
           IN SUBSIDIARIES ................................      504,560          --           --        (504,560)         --
     OTHER ASSETS, net ....................................        7,039        10,406          380          --          17,825
                                                               ---------     ---------    ---------     ---------     ---------

           Total assets ...................................    $ 511,599     $ 732,862    $  30,135     $(504,560)    $ 770,036
                                                               =========     =========    =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term obligations ..........    $    --       $   5,352    $   9,340     $    --       $  14,692
     Current maturities of convertible
           subordinated notes .............................         --           8,330         --            --           8,330
     Accounts payable and accrued liabilities .............        3,899        84,826        4,862          --          93,588
                                                               ---------     ---------    ---------     ---------     ---------

           Total current liabilities ......................        3,899        98,508       14,202          --         116,610

LONG-TERM OBLIGATIONS, net of current
     maturities ...........................................      186,043       471,695       10,058      (433,046)      234,750
SENIOR SUBORDINATED NOTES .................................      150,000          --           --            --         150,000
CONVERTIBLE SUBORDINATED NOTES,
     net of current maturities ............................         --          51,596         --            --          51,596
DEFERRED INCOME TAXES .....................................         --          42,965        2,458          --          45,423
                                                               ---------     ---------    ---------     ---------     ---------

           Total liabilities ..............................      339,942       664,764       26,719      (433,046)      598,379

STOCKHOLDERS' EQUITY:
     Preferred stock ......................................         --            --           --            --            --
     Common stock .........................................          222            80            5           (85)          222
     Additional paid-in capital ...........................      130,253        55,442        1,668       (57,110)      130,253
     Cumulative other comprehensive income ................         (455)         --           (455)          455          (455)
     Retained earnings ....................................       41,637        12,576        2,198       (14,774)       41,637
                                                               ---------     ---------    ---------     ---------     ---------

           Total stockholders' equity .....................      171,657        68,098        3,416       (71,514)      171,657
                                                               ---------     ---------    ---------     ---------     ---------

           Total liabilities and stockholders' equity .....    $ 511,599     $ 732,862    $  30,135     $(504,560)    $ 770,036
                                                               =========     =========    =========     =========     =========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     COACH         GUARANTOR      NONGUARANTOR
                                                    USA, INC.     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   ----------     ------------    ------------   ------------    ------------
REVENUES .....................................     $    --         $ 142,812       $   7,171       $    --         $ 149,983

OPERATING EXPENSES ...........................          --           110,514           7,466            --           117,980
                                                   ---------       ---------       ---------       ---------       ---------

     Gross profit ............................          --            32,298            (295)           --            32,003

GENERAL AND ADMINISTRATIVE EXPENSES ..........            18          17,960             836            --            18,814
AMORTIZATION EXPENSE .........................           372             997              70            --             1,439
                                                   ---------       ---------       ---------       ---------       ---------

     Operating income ........................          (390)         13,341          (1,201)           --            11,750

INTEREST EXPENSE .............................          --             7,356             389            --             7,745
EQUITY IN INCOME OF SUBSIDIARIES .............         2,745            --              --            (2,745)           --
                                                   ---------       ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEMS .....................         2,355           5,985          (1,590)         (2,745)          4,005

PROVISION FOR INCOME TAXES ...................          --             2,215            (653)           --             1,562
                                                   ---------       ---------       ---------       ---------       ---------

INCOME BEFORE EXTRAORDINARY ITEMS ............         2,355           3,770            (937)         (2,745)          2,443

EXTRAORDINARY ITEMS, net of income taxes .....          --               (88)           --              --               (88)
                                                   ---------       ---------       ---------       ---------       ---------

NET INCOME ...................................     $   2,355       $   3,682       $    (937)      $  (2,745)      $   2,355
                                                   =========       =========       =========       =========       =========

                        COACH USA, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  COACH      GUARANTOR    NONGUARANTOR
                                                                USA, INC.  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                               ----------  -------------  ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................  $  2,355     $  3,682      $   (937)       $ (2,745)    $  2,355
   Adjustments to reconcile net income -
       Depreciation and amortization .........................       372       10,577           168            --         11,117
       Equity in income of subsidiaries ......................    (2,745)        --            --             2,745         --
       Gain on sale of assets ................................      --            (88)         (163)           --           (251)
       Deferred income tax provision .........................      --          2,118          (417)           --          1,702
       Changes in operating assets and liabilities, net of
         effect of Purchased Companies -
           Accounts receivable, net ..........................      --         (5,191)          510            --         (4,681)
           Inventories .......................................      --         (2,992)         (184)           --         (3,176)
           Prepaid expenses and other current assets .........      --          2,087           160            --          2,247
           Accounts payable and accrued liabilities ..........    (3,993)      (3,079)       (1,037)           --         (8,109)
           Other .............................................       123            4           (73)           --             54
                                                                --------     --------      --------        --------     --------
              Net cash provided by operating activities ......    (3,888)       7,119        (1,973)           --          1,258

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment .......................      --        (34,598)         (742)           --        (35,340)
   Proceeds from sales of property and equipment .............      --          2,899           281            --          3,180
   Cash consideration paid for Purchased Companies, net ......   (18,385)        --            --              --        (18,385)
   Increase in notes receivable ..............................      --         (1,693)         --              --         (1,693)
                                                                --------     --------      --------        --------     --------

              Net cash used in investing activities ..........   (18,385)     (33,392)         (461)           --        (52,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Intercompany activity .....................................   (45,890)      45,890          --              --           --
   Principal payments on long-term obligations ...............      --        (29,915)         (338)           --        (30,253)
   Proceeds from issuance of long-term obligations ...........    76,320        1,862         2,067            --         80,249
   Proceeds from issuance of Common Stock ....................     1,463         --            --              --          1,463
   Proceeds from issuance of Common Stock ....................      --           --            --              --           --
                                                                --------     --------      --------        --------     --------

              Net cash provided by financing activities ......    31,893       17,837         1,729            --         51,459

EFFECT OF EXCHANGE RATE CHANGES ..............................      --           --              24            --             24
                                                                --------     --------      --------        --------     --------

NET INCREASE (DECREASE) IN CASH ..............................     9,620       (8,436)         (681)           --            503

CASH AND CASH EQUIVALENTS,
   beginning of period .......................................    (9,620)      13,046           222            --          3,648
                                                                --------     --------      --------        --------     --------

CASH AND CASH EQUIVALENTS, end of period .....................  $   --       $  4,610      $   (459)       $   --       $  4,151
                                                                ========     ========      ========        ========     ========

                        COACH USA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


9.  SUBSEQUENT EVENTS

    Subsequent to March 31, 1999, the Company acquired several taxicab operations and two additional motorcoach businesses. The aggregated consideration paid in these transactions was $7.4 million in cash and $2.1 million in convertible subordinated notes convertible into approximately 52,000 shares of the Company's Common Stock. These subsequent acquisitions were accounted for as purchases.

                                 PART I, ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    THE COMPANY'S DISCLOSURE AND ANALYSIS IN THIS REPORT CONTAINS SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. THESE STATEMENTS ARE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "EXPECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF OUR FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, FUTURE TRENDS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED OPERATIONS, SALES EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, AND FINANCIAL RESULTS. FROM TIME TO TIME, THE COMPANY ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS THE COMPANY RELEASES TO THE PUBLIC.

    ANY OR ALL OF THE FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN ANY OTHER PUBLIC STATEMENTS THE COMPANY MAKES MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS THE COMPANY MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

    THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU SHOULD, HOWEVER, READ ANY FURTHER DISCLOSURES THE COMPANY MAKES ON RELATED SUBJECTS IN THE COMPANY'S 10-Q, 8-K AND 10-K REPORTS TO THE SEC INCLUDING THE CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS. THE FACTORS THAT THE COMPANY THINKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS
INCLUDE: A LIMITED COMBINED OPERATING HISTORY, THE ABILITY TO EXECUTE THE COMPANY'S ACQUISITION STRATEGY, CAPITAL AVAILABILITY AND ACQUISITION FINANCING, THE EFFECTS OF LEVERAGE, SEASONALITY OF THE MOTORCOACH BUSINESS, FLUCTUATIONS IN FUEL PRICES AND TAXES, INCREASES IN INSURANCE COSTS AND CLAIMS, COMPETITION, LABOR RELATIONS, RELIANCE ON GOVERNMENTAL FUNDING, IMPACT OF GOVERNMENTAL REGULATION, AND ENVIRONMENTAL LIABILITIES. OTHER FACTORS BESIDES THOSE LISTED COULD ALSO ADVERSELY AFFECT THE COMPANY. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    The Company was founded in September 1995 to create a nationwide provider of motorcoach and other ground transportation services. Today, the Company is the leading provider of motorcoach, airport ground transportation and taxicab services in North America with operations in over 120 cities in over 30 states and Canada. From the initial public offering in May 1996 through March 31, 1999, the Company has completed over 70 acquisitions. Several of these acquisitions were accounted for as poolings-of-interests while the remainder were accounted for as purchases. As a result, the consolidated financial statements, including the historical results discussed below, include our historical financial statements (including the Pooled Companies) for all periods presented at historical cost, as if the Pooled Companies had always been members of the same operating group and include the historical financial statements of the Purchased Companies since their respective dates of acquisition.

    The Company continues to realize savings by consolidating certain general, administrative and purchasing functions and reducing insurance expenses. In addition, the Company continues to realize savings from its ability to borrow at lower interest rates than the acquired companies. These savings are partially offset by the costs of being a public company and the incremental costs related to the corporate

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

management group. Neither these savings nor the costs associated therewith, for the periods prior to the initial public offering or the date of the respective subsequent acquisitions, have been included in the financial information discussed below. As a result, historical results may not be comparable to, or indicative of, future performance.

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

RESULTS OF OPERATIONS (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                     ----------------------------------------------------
                                                                              1998                         1999
                                                                     ---------------------         ----------------------
Revenues ......................................................      $149,983        100.0%        $201,599        100.0%
Operating expenses ............................................       117,980         78.7          155,946         77.4
                                                                     --------        -----         --------        -----
        Gross profit ..........................................        32,003         21.3           45,653         22.6
General and administrative expenses ...........................        18,814         12.5           26,038         12.9
Amortization expense ..........................................         1,439          1.0            2,687          1.3
                                                                     --------        -----         --------        -----
        Operating income ......................................        11,750          7.8           16,928          8.4
Interest expense ..............................................         7,745          5.2           10,990          5.5
                                                                     --------        -----         --------        -----
Income before income taxes and extraordinary items
        and cumulative effect of change in accounting principle         4,005          2.7            5,938          2.9
Provision for income taxes ....................................         1,562          1.0            2,375          1.2
                                                                     --------        -----         --------        -----
Income before extraordinary items
        and cumulative effect of change in accounting principle      $  2,443          1.6%        $  3,563          1.8%
                                                                     ========        =====         ========        =====

     The historical results above include the results of the Company, for all periods presented, and the Purchased Companies from their respective dates of acquisition.

HISTORICAL RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO 1999

     Revenues increased by 34.4% to $201.6 million for the three months ended March 31, 1999. The increase in revenues was primarily due to the incremental revenues of certain Purchased Companies acquired in 1998 of $43.3 million and additional revenues of approximately $8.3 million related to the expansion of privatization and outsourcing services and continued internal growth in the charter, tour and taxicab operations.

     Operating expenses increased 32.2% to $155.9 million for the three months ended March 31, 1999, from $118.0 million for the three months ended March 31, 1998. The increase in operating expenses was primarily due to the acquisition of the Purchased Companies in 1998. However, operating expenses as a percentage of revenues decreased from 78.7% for the three months ended March 31, 1998 to 77.4% for the three months ended March 31, 1999. This improvement is primarily attributable to lower maintenance parts costs as a result of new equipment purchases and savings from the continued implementation of our

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

national parts buying program, lower insurance costs and a decline in fuel and oil costs as a result of lower fuel prices.

     General and administrative expenses increased 38.4% to $26.0 million for the three months ended March 31, 1999, from $18.8 million for the three months ended March 31, 1998. The increase in general and administrative expenses was primarily due to the acquisition of the Purchased Companies in 1998 and the additional costs of the corporate management group required to execute corporate strategy and to manage the consolidated group of companies. In addition, as a percentage of revenues, general and administrative expenses increased from 12.5% for the three months ended March 31, 1998 to 12.9% for the three months ended March 31, 1999. This increase is primarily due to certain companies acquired during the second and third quarter of 1998 that historically operate with higher levels of general and administrative expenses as compared to the Company on a consolidated basis.

     Interest expense increased $3.2 million for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, due to higher levels of debt resulting from cash paid, debt assumed and convertible subordinated and other notes issued in connection with the acquisition of certain Purchased Companies in 1998 and 1999, and additional equipment and other capital purchases. This increase was partially offset by lower rates under the Company's revolving credit facilities.

     Net income before extraordinary items and cumulative effect of change in accounting principle increased during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, primarily due to the acquisitions of the Purchased Companies and the effects of increased purchasing power on lowering certain operating costs and lower fuel prices.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $10.4 million for the three months ended March 31, 1999. Capital expenditures during the period, net of trade-ins and proceeds from sales of property and equipment, totaled $30.4 million. The majority of the capital expenditures were for the purchase of motorcoach equipment for fleet additions.

     In August 1998, the Company amended and restated its revolving credit agreement. The credit agreement provides for revolving credit facilities totaling $425 million through a bank syndicate and allows for an additional $80 million of debt outside the credit facilities, in addition to fully subordinated debt. The revolving credit facility consist of two tranches. Tranche "A" is a $300 million credit facility that matures in August 2001, at which time all amounts then outstanding become due. Tranche "B" is a $125 million credit facility that provides for a 364 day term which may be renewed or converted to a two-year term loan. The proceeds of the facilities are to be used for working capital, capital expenditures and acquisitions, including refinancing of indebtedness related to acquisitions. The facilities are secured by substantially all of the assets of the Company. Interest on outstanding borrowings is charged, at the Company's option, at the bank's prime rate, or the London Interbank Offered Rate ("LIBOR") plus 0.50% to 1.25%, as determined by the ratio of the Company's funded debt to cash flow, as defined. A commitment fee is payable on the unused portion of the facilities. Under the terms of the credit agreement, the Company must maintain certain minimum financial ratios. The credit agreement prohibits the payment of cash dividends. As of May 6, 1999, the Company had a total of $436.2 million outstanding under the revolving and other outside credit facilities and had utilized $21.8 million of the facilities for letters of credit securing certain

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

insurance obligations and performance bonds, resulting in a borrowing availability of $47.0 million under the revolving and other outside credit facilities.

     In May 1999, the Company announced its intention to offer $150 million to $200 million of senior subordinated notes in order to improve the Company's financial flexibility and provide further resources for its acquisition program. Proceeds from the debt offering would be used to reduce indebtedness under the Company's revolving credit facilities. The Company has not signed a definitive agreement with an underwriter at this time, therefore the Company can not guarantee that it will be successful in completing any offering of debt securities.

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

     We have contacted the vendors that provide our phone systems, computer systems, fueling systems and motorcoaches. We have received confirmation from our major vendors of motorcoaches, motorcoach parts and equipment, telephone systems, computer systems and fueling systems that their products are Year 2000 compliant. Further, we have replaced many computer systems that are not Year 2000 compliant in the normal course of updating various systems used at the operating subsidiaries. At this time, the replacement of the systems which are not Year 2000 compliant is over fifty-five percent complete and the amount expended to date is approximately $520,000. We believe that the cost to replace the remaining non- compliant systems or the cost to update the systems in 1999 should not exceed $280,000, which costs will be paid for with cash flows from operations.

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

                                 PART I, ITEM 3
            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company is exposed to market risk primarily from interest rates and certain commodity prices. Management is actively involved in monitoring exposure to market risks and continues to develop and utilize appropriate risk management techniques. As such, the Company may enter into certain derivative financial instruments such as interest rate caps or swaps and commodity forward contracts. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.

       The sensitivity analyses below, which hypothetically illustrates the Company's potential market risk exposure, estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on 1999 earnings. The sensitivity analyses presented do not consider any additional actions management may take to mitigate exposure to such changes. The market changes, assumed to occur as of March 31, 1999, include a 100 basis point change in market interest rates and a 10% increase in the spot market price for diesel fuel. The hypothetical changes and assumptions may be different from what actually occurs in the future.

       INTEREST RATES. As of March 31, 1999, the Company had no derivative financial instrument to manage interest rate risk. As such, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of March 31, 1999, approximately 53.5% of our long-term obligations were floating rate obligations. The detrimental effect on annual earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $3.5 million before income taxes. This effect is primarily due to the floating rate borrowings under the Company's revolving credit facilities. As of March 31, 1999, the fair value of the Company's fixed-rate debt is approximately $297.4 million based upon discounted future cash flows using incremental borrowing rates and current market prices. Market risk, estimated as the potential increase in the fair value of the Company's fixed-rate debt resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $0.7 million as of March 31, 1999.

       COMMODITY PRICES. The Company's results of operations are impacted by changes in the price of diesel fuel. Diesel fuel accounts for approximately 4.5% of annual operating expenses. Based on the Company's 1999 projected fuel consumption, a $0.05 change in the average price per gallon of diesel fuel would impact annual fuel expense by approximately $0.6 million, after the effect of hedging instruments currently in place. In order to offset its exposure to a potential change in price for diesel fuel, the Company has entered into certain commodity forward contracts for NYMEX #2 heating oil. NYMEX #2 heating oil has a high degree of correlation to diesel fuel. This fuel hedging strategy could result in the Company not benefitting from certain fuel price declines. As of March 31, 1999, the Company had hedged over 70% of its remaining projected 1999 fuel consumption. The potential change in the fair value of these commodity forward contracts, assuming a 10% change in the underlying commodity price, would be approximately $1.3 million as of March 31, 1999. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodity.

                                 COACH USA, INC.
                    PART II - OTHER INFORMATION - (CONTINUED)

Item 1. LEGAL PROCEEDINGS.

          None.

Item 2. CHANGES IN SECURITIES.

          None.

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

                                         COACH USA, INC.



Dated: May 14, 1999
      By:                                /s/ LAWRENCE K. KING
      Name:                                  Lawrence K. King
      Title:                                 Chairman of the Board and
                                             Chief Executive Officer



Dated: May 14, 1999                      /s/ RAYMOND K. TURNER
      By:                                    Raymond K. Turner
      Name:                                  Vice President of Finance and
      Title:                                 Corporate Controller
                                             (Principal Accounting Officer)